Form 10-K
period 1996-06-30
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1996-09-20
CIK 1000685

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (Fee Required)
                    for the fiscal year ended June 30, 1996

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
      for the transition period from _________________ to _______________

                         Commission file number 0-26938

                    HOME HEALTH CORPORATION OF AMERICA, INC.
             (Exact name of Registrant as specified in its charter)



         Pennsylvania                                            23-2224800
 (State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                           Identification No.)


    2200 Renaissance Boulevard                                     19406
            Suite 300                                            (Zip code)
        King of Prussia, PA
(Address of principal executive offices)


      Registrant's telephone number, including area code: (610) 272-1717

       Securities registered pursuant to section 12(b) of the Act: None

          Securities registered pursuant to section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
  filing requirements for the past 90 days.   YES [X]  NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On August 31, 1996, the aggregate market value (based upon the closing price on such date) of the voting stock held by non-affiliates of the Registrant was approximately $72,156,000.

  The number of shares of the Registrant's, no par value common stock outstanding as of August 31, 1996 was 8,051,467.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange commission within 120 days after June 30, 1996, are incorporated by reference into Part III of this report.

  Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-96888) are incorporated by reference as Exhibits in Part IV of this Report.

                                     PART I

ITEM 1. BUSINESS

The Company

     Home Health Corporation of America, Inc. ("HHCA" or the "Company") is a leading regional provider of comprehensive home health care services, delivering nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment. The Company currently operates 25 branch locations in Pennsylvania, Delaware, New Jersey, Maryland and Florida. The Company believes that its ability to provide a broad range of cost-effective home health care services gives it a competitive advantage when seeking patient referrals. In addition, HHCA is one of the few home health care companies that provides comprehensive services to home health care patients using its own nursing personnel to assess patients' needs and coordinate the delivery of its services, enhancing the Company's ability to cross-sell its other services to meet these patients' needs. As a result, management believes that the Company is well-positioned to benefit from the increasing preference of payors and referral sources, particularly managed care organizations, to use home health care providers that both offer and coordinate the delivery of home health care. As managed care organizations continue to increase their market share in regions in which the Company operates, these organizations have become increasingly important to the Company as referral sources.

     Since July 1, 1993, the Company has generated compound annual growth rates in net revenues and net income of 45% and 48%, respectively, through a combination of internal growth and acquisitions. The Company has experienced internal growth rates in net revenues of 24%, 29% and 19% in fiscal 1994, 1995 and 1996, respectively. Management has achieved this internal growth by expanding its branch locations, expanding the range of services offered, effective cross-selling of its services and actively seeking to increase patient referrals, particularly from managed care organizations.

     The Company seeks to establish and increase market share by acquiring other home health care businesses in existing, contiguous and new markets. Since
July 1, 1992, the Company has completed eleven acquisitions, excluding three acquisitions currently under definitive agreements. Acquisitions completed prior to fiscal 1996 enhanced the Company's presence in Pennsylvania, Delaware, Maryland and New Jersey. During fiscal 1996 the Company expanded its operations into the Tampa/St. Petersburg, Florida market with four acquisitions. In
August 1996, the Company acquired a durable medical equipment and respiratory therapy company in Northeastern, Pennsylvania and a home infusion therapy company in the Sarasota, Florida area. Additionally, in September 1996, the Company signed definitive agreements to acquire substantially all of the assets and assume certain liabilities of a durable medical equipment and respiratory therapy company located in Bristol, Pennsylvania and a nursing services company located in Berlin and Salisbury, Maryland. These acquisitions, which are to be recorded using the purchase method of accounting, are expected to close by September 30, 1996. Additionally, on September 10, 1996, the Company signed a definitive agreement to merge into the Company the operations of a durable medical equipment and infusion and respiratory therapy services company providing services in Mount Laurel, New Jersey, Columbia, Maryland and Chicago, Illinois. This acquisition, which is to be accounted for as a pooling of interests, is expected to close within 65 days of the signing of the definitive agreement. Management believes that a substantial number of acquisition opportunities may continue to arise as managed care and other competitive pressures encourage further consolidation in the industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     The Company's objective is to enhance its position as a leading regional provider of cost-effective, comprehensive home health care services by:
(i) offering payors, including managed care organizations, access to comprehensive home health care services provided directly by the Company,
(ii) generating internal growth by adding referral sources and cross-selling its services, (iii) increasing market share and geographic reach through acquisitions that capitalize on the industry's consolidation trend and
(iv) continuing to coordinate the delivery of patient care through nursing and related patient services. The Company believes that it has the local relationships, the knowledge of the regional markets in which it operates, and the cost-effective, comprehensive services required to compete effectively for managed care contracts and other referrals.

The Industry

     The importance of home health care is increasing as a result of significant economic pressures within the health care industry. Total expenditures within the health care industry, which have increased at twice the rate of inflation in recent years, were approximately $1.1 trillion in 1995, based upon certain industry sources. The ongoing pressure to contain health care costs, while maintaining high quality care, is accelerating the growth of alternate site care that reduces hospital admissions and lengths of hospital stays, such as home health care. Home health care, one of the fastest growing segments of the health care industry, had total expenditures in 1995 of approximately $36.1 billion, up from $13.1 billion in 1990. Approximately 17,000 providers and 700,000 caregivers currently serve approximately 8 million patients per year in their homes. Industry expenditures are expected to continue to increase 8 to 12% annually to almost $60 billion by the year 2000.

     The growth in home health care is also due to increased acceptance by payors, patients and the medical community, including physicians, hospitals and other providers. Home health care often results in lower costs, which is increasingly important under managed care. In addition, home health care has grown rapidly as a result of advances in medical technology, which have facilitated the delivery of services in alternate sites; demographic trends, such as an aging population; and a strong preference among patients to receive health care in their homes.

     Historically, the home health care industry has been highly fragmented and characterized by local providers that typically do not offer a comprehensive range of cost-effective services. These local providers often do not have the capital necessary to expand their operations or the range of services offered, which limits their ability to compete for managed care contracts and other referrals and to realize efficiencies in their operations. As managed care has become more prevalent, payors increasingly are seeking home health care providers that offer a cost-effective, comprehensive range of services in each market served, which further inhibits the ability of local providers to compete effectively. As a result of these economic and competitive pressures, the home health care industry is undergoing rapid consolidation, a trend the Company expects will continue.

Business Strategy

     The Company's objective is to enhance its position as a leading regional provider of cost-effective, comprehensive home health care services. Management believes that offering comprehensive services and maintaining a strong regional presence are essential to generate referrals, particularly from managed care organizations and other payors. Accordingly, the Company intends to continue to pursue the following strategy:

     Provide a Cost-Effective, Comprehensive Range of Services. The Company offers managed care organizations and other payors access to cost-effective, comprehensive home health care services provided directly by the Company. Unlike many other home health care providers, the Company is able to provide patients with a broad range of home health care services without having to coordinate with other providers. If an acquired business does not provide all of the services generally offered by the Company, then management intends to introduce those services over time.

     Generate Internal Growth. The Company has experienced internal growth rates in net revenues of 24%, 29% and 19% in fiscal 1994, 1995 and 1996, respectively. Management has achieved this internal growth by effective cross-selling of its services, expanding the range of services offered, expanding branch locations and by actively seeking to increase patient referrals, particularly from managed care organizations.

     Capitalize on Industry Consolidation. The Company seeks to establish and increase market share by acquiring other home health care businesses in existing, contiguous and new markets. The Company believes that having a significant share of the markets it serves substantially enhances its ability to generate referrals, particularly from managed care organizations.

     Coordinate Care Through Nursing Services. The Company has established a strong market presence largely through the provision of nursing and related patient services. Management believes that the Company is one of the few home health care companies that provides comprehensive services to home health care patients using its own nursing personnel to coordinate the delivery of its services. This enables the Company to better control the quality of patient care, establish the plan of treatment and provide feedback to referral sources.

     Develop Managed Care Referral Sources. Managed care organizations, which are an increasingly significant source of referrals for home health care services, accounted for 11.6% and 15% of the Company's net revenues in fiscal 1995 and 1996, respectively. The Company has undergone accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") as a condition to procuring contracts with certain managed care organizations. The Company is also targeting managed care organizations by offering disease management programs for the treatment of asthma, diabetes and other chronic illnesses, as well as outcome and utilization reports. The Company expects that managed care contracts will generate an increasing number of referrals as the penetration of managed care accelerates. The Company has contracts with numerous managed care organizations, including organizations affiliated with Humana, HIP of Florida, Aetna Health Plans, Independence Blue Cross/Keystone Health Plans, U.S. Healthcare and Prudential.

Services

     The Company derives substantially all of its net revenues through the provision of nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment.

     The Company generates referrals from hospitals, physicians, discharge planners and other health care professionals. Additionally, payors, such as managed care organizations, including health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"), traditional indemnity insurers and third-party administrators ("TPAs"), are becoming a greater source of referrals. The Company competes for referrals by offering cost-effective, comprehensive services, a strong regional presence, disease management programs and continuing education seminars. The Company believes that it has the local relationships, the knowledge of the regional markets in which it operates and the cost-effective comprehensive services required to compete effectively for managed care contracts and other referrals.

     After receiving a referral, one of the Company's home care coordinators reviews the patient's medical history, confirms insurance coverage, and coordinates and arranges for physician-prescribed home health care services to be delivered to the patient. As necessary, one or more professionals visit, train and educate the patient and the patient's caregivers about the prescribed home health care services and the correct use and maintenance of equipment. These professionals make periodic follow-up visits to provide additional training, equipment maintenance and necessary supplies.

     Nursing and Related Patient Services. It is estimated that approximately $22 billion was expended in the United States in 1995 for nursing and related patient services provided in the home, and that these services have grown at a compound annual rate of approximately 22% since 1990.

     The Company offers a broad range of nursing and related patient services, including:

         Registered nurses who provide a broad range of nursing care, including pain management, respiratory therapy, infusion therapy, skilled observation and assessment and teaching procedures.

         Licensed practical nurses who perform technical nursing procedures, such as injections and dressing changes.

         Physical therapists who help patients restore strength and range of joint motion.

         Occupational therapists who help patients regain their ability to perform the activities of daily living, such as feeding, dressing, hygiene and social activities.

         Speech therapists who retrain patients to overcome speech, swallowing, language or hearing impediments.

         Social workers who help patients and their families deal with financial, personal and social concerns that arise from health problems.

         Home health aides who provide personal care, such as bathing or assistance with walking.

         Homemakers/companions who assist with meal preparation and housekeeping.

     Respiratory Therapy Services. It is estimated that approximately $5 billion was expended in the United States in 1995 for respiratory therapy services provided in the home, and that these services have grown at a compound annual rate of approximately 23% since 1990. The Company provides home respiratory therapy services to patients who suffer from a variety of conditions, including asthma, chronic obstructive pulmonary diseases (for example, emphysema and bronchitis), cystic fibrosis and neurologically related respiratory conditions.

     The Company offers the following respiratory therapy services:

         Oxygen systems of which there are three types: (i) oxygen concentrators, which are stationary units that extract oxygen from ordinary air to provide a continuous flow of oxygen, (ii) liquid oxygen systems, which are portable, thermally insulated containers of liquid oxygen, and
     (iii) high pressure oxygen cylinders, which are used for portability with oxygen concentrators.

         Nebulizers which deliver aerosol medication to patients to treat asthma, chronic obstructive pulmonary diseases, cystic fibrosis and neurologically related respiratory problems.

         Home ventilators which sustain a patient's respiratory function mechanically when a patient can no longer breathe normally.

         Continuous positive airway pressure therapy which forces air through respiratory passage-ways during sleep.

         Apnea monitors which monitor and warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

         Sleep studies which are used to detect sleep disorders and the magnitude of such disorders.

     Infusion Therapy Services. It is estimated that approximately $5.8 billion was expended in the United States in 1995 for infusion therapy services provided in the home, and that these services have grown at a compound annual rate of approximately 23% since 1990.

         The Company provides the following home infusion therapy services:

         Enteral nutrition which is the infusion of nutrients through a feeding tube inserted directly into the functioning portion of a patient's digestive tract. This long-term therapy is often prescribed for patients who are unable to eat or drink normally.

         Antibiotic therapy which is the infusion of antibiotic medications into a patient's bloodstream typically to treat a variety of serious infections and diseases.

         Total parenteral nutrition which is the long-term provision of nutrients through surgically implanted central vein catheters or through peripherally inserted central catheters, for patients who cannot absorb adequate nutrients enterally due to chronic gastrointestinal conditions.

         Pain management which involves the infusion of certain drugs into the bloodstream of patients suffering from acute or chronic pain.

         Chemotherapy which is the infusion of drugs into a patient's bloodstream to treat various forms of cancer.

         Other therapies including new delivery technologies and medications to address a broad range of patient conditions, such as the side effects associated with transplants, HIV/AIDS and cancer.

     The Company currently operates pharmacies in King of Prussia and Dupont, Pennsylvania and Sarasota and Pompano Beach, Florida to serve substantially all of its home infusion patients and employs licensed pharmacists and registered nurses who have specialized skills in home infusion therapy.

     Durable Medical Equipment. It is estimated that approximately $1.9 billion was expended in the United States in 1995 for durable medical equipment for home health care applications, and that this business has grown at a compound annual rate of 12% since 1990. The Company provides durable medical equipment to serve the needs of its patients, including hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.

Statistical Data

     The Company derives substantially all of its net revenues from Medicare, Medicaid and private payors, which include managed care organizations, including HMOs and PPOs, traditional indemnity insurers and TPAs. The Company anticipates that

Medicare will continue to represent a significant component of net revenues, but managed care organizations are expected to continue to increase significantly. The following table outlines the payor mix for the Company's net revenues for the periods presented:



                                                1994     1995     1996
                                                ----     ----     ----
     Medicare                                   70.9%     59.5%    53.0%
     Medicaid                                    4.2       9.1     12.5
     Managed care organizations                  7.4      11.6     15.0
     Other private payors                       17.5      19.8     19.5
                                               -----     -----    -----
        Total                                  100.0%    100.0%   100.0%
                                               =====     =====    =====

     Nursing and related patient services have decreased as a percentage of net revenues since fiscal 1994, although net revenues from these services have increased in the aggregate. Infusion therapy has decreased as a percentage of net revenues in fiscal 1996, although net revenues from these services have increased in the aggregate since fiscal 1994, primarily as a result of internal growth. Respiratory therapy and durable medical equipment have grown primarily through internal growth and acquisitions. The following table shows the percentage of net revenues represented by each of the Company's services for the periods presented:


                                               1994     1995     1996
                                               ----     ----     ----

     Nursing and related patient services       78.7%    75.6%    65.6%
     Respiratory therapy                         7.7      8.5     10.9
     Infusion therapy                            6.9      8.6      7.2
     Durable medical equipment                   6.7      7.3     16.3
                                               -----    -----    -----
       Total net revenues                      100.0%   100.0%   100.0%
                                               =====    =====    =====

     Although nursing and related patient services have decreased as a percentage of net revenues since fiscal 1994, Medicare and private nursing visits and hours have continued to increase. The following table shows the visits and hours for nursing and related patient services for the periods presented:


                                               1994     1995     1996
                                               ----     ----     ----
     Medicare nursing visits                   313,000  391,000  434,000
     Non-Medicare nursing services:
       Hours                                   153,000  373,000  438,000
       Visits                                   28,000   97,000  120,000


     The significant increase in non-Medicare nursing hours and visits from fiscal 1994 to 1996 was due to increased referrals, acquisitions in fiscal 1995, and effective cross-selling of nursing services through the Company's other services.

     Respiratory therapy, infusion therapy and durable medical equipment net revenues increased to $30.2 million in fiscal 1996 from $7.7 million in fiscal 1994, as a result of acquisitions, increased referrals and effective cross-selling of these services to the Company's nursing patients.

Sales and Marketing

     The Company's marketing department provides planning and development, market research, public and community relations support and educational program development for all of the Company's branch locations. The Company employs 37 sales representatives whose primary responsibilities are to generate referrals from payors, hospitals, physicians and other health care professionals.

     The Company focuses its marketing efforts and sales resources on referral sources. In particular, the Company targets managed care organizations as a result of the increasing impact of these payors on the home health care industry. The Company has targeted managed care organizations by offering disease management programs for the treatment of asthma, diabetes and other chronic illnesses, as well as outcome and utilization reports.

Competition

     The home health care industry is highly competitive and includes national, regional and local providers. The Company competes with a large number of companies in all areas in which its operations are located. The Company's competitors include major national and regional companies, hospital-based programs, numerous local providers and nursing agencies. Some current and potential competitors have or may obtain significantly greater financial and marketing resources than the Company. In addition, relatively few barriers to entry exist in the home health care industry. Accordingly, other companies, including managed care organizations and health care providers that currently are not serving the home health care market, may become competitors. As a result, the Company could encounter increased competition in the future that may limit its ability to maintain or increase its market share or otherwise materially adversely affect its business, results of operations or financial condition. The Company believes that the principal competitive factors in the industry are quality of care, including responsiveness of services and quality of professional personnel, breadth of services offered, and general reputation with payors and the medical community, including patients, physicians, hospitals and other health care professionals.

Recent Developments

     The health care industry has experienced extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reform proposals have been formulated by the current federal government administration, members of Congress, and, periodically, state legislators. Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may impact reimbursement for home health care. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks" and "Regulation."

Regulation

     The Company's business is subject to extensive federal, state and local regulation.

     Permits and Licensure. Many states require companies providing certain home health care services to be licensed as home health agencies. The Company currently is licensed as a home health agency where required by the law of the states in which it operates. In addition, certain of the Company's pharmacy operations require state licensure and are also subject to federal and other state laws and regulations governing pharmacies and the packaging and repackaging and dispensing of drugs (including oxygen). Federal laws may require registration with the Drug Enforcement Administration of the United States Department of Justice and the satisfaction of certain requirements concerning security, record keeping, inventory controls, prescription order forms and labeling. In addition, certain health care practitioners employed by the Company require state licensure and/or registration and must comply with laws and regulations governing standards of practice. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business. There can be no assurance that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect its business, results of operations or financial condition.

     Certificates of Need. Certain states require companies providing home health care services to obtain a certificate of need issued by a state health planning agency. Some states require such certificates of need only for Medicare-certified home health agencies. Where required by law, the Company has obtained certificates of need from those states in which it operates. There can be no assurance that the Company will be able to obtain any certificates of need which may be required in the future if the Company expands the scope of its services or if state laws change to impose additional certificate of need requirements, and any attempt to obtain additional certificates of need will cause the Company to incur certain expenses.

     JCAHO Accreditation. Since 1993, the Company has been accredited by JCAHO, a nationally recognized organization that develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home health care industry has grown, the need for objective quality measurements has increased. Not all providers have chosen to undergo the accreditation process because of its expense and time burden. Consequently, the

Company has positioned itself to procure managed care contracts in part because of its choice to undergo rigorous review of its operations.

     Fraud and Abuse Laws. The Company is also subject to federal and state laws prohibiting direct or indirect payments for patient referrals, prohibiting referrals to an entity in which the referring provider has a financial interest, and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs as well as in relation to private payors. While the Company believes that it is in material compliance with such laws, it continues to monitor its compliance.

     The anti-kickback provisions of the federal Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Anti-kickback Statute") prohibit the offer, payment, solicitation or receipt of any remuneration in return for the referral of items or services paid for in whole or in part under the Medicare or Medicaid programs (or certain other state health care programs). To date, courts and government agencies have interpreted the Anti-kickback Statute to apply to a broad range of financial relationships between providers and referral sources, such as physicians and other practitioners. The United States Department of Health and Human Services has adopted regulations creating "safe harbors" from federal criminal and civil penalties under the Anti-kickback Statute by exempting certain types of ownership interests and other financial arrangements that do not appear to pose a threat of Medicare and Medicaid program abuse. Transactions covered by the Anti-kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute, but the practice may be subject to increased scrutiny and possible prosecution. The criminal penalty for conviction under the Anti-kickback Statute is a fine of up to $25,000 and/or up to 5 years imprisonment. In addition, conviction mandates exclusion from participation in the Medicare and Medicaid programs. Such exclusion can also result based on conviction under other federal laws which impose civil and criminal penalties for submitting false claims, such as claims for services not provided as alleged. Several health care reform proposals have included an expansion of the Anti-kickback Statute to apply to referrals of any patients regardless of payor source.

     The federal government has enacted the so-called "Stark Law," which generally prohibits referrals by physicians to certain entities with which they have a financial relationship. More recently, the Stark Law was broadly expanded by the "Amended Stark Law," which provides that where a physician has a "financial relationship" with a provider of "designated health services" (including, among other things, the provision of parenteral and enteral nutrients, equipment and supplies, home health services, ultrasound services, and durable medical equipment, which are products and services, provided by the Company), the physician will be prohibited from making a referral to the health care provider and the provider will be prohibited from billing for the designated health service for which Medicare or Medicaid payment would otherwise be made. Certain exceptions are available under the Amended Stark Law, which may or may not be available to the Company for arrangements in which the Company may be involved. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Amended Stark Law could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare and Medicaid programs. Furthermore, Medicare regulations contain similar self-referral restrictions which provide that unless certain conditions are met, a plan of care for home health services generally may not be certified by a physician who has a significant ownership interest in, or a significant financial or contractual relationship with, that home health agency. It is the Company's policy to monitor its compliance with the Amended Stark Law and to take appropriate actions to ensure such compliance. A violation of the Amended Stark Law could result in civil penalties and exclusion from participation in Medicare and Medicaid programs.

     Many states have adopted statutes and regulations, which vary from state to state, prohibiting provider referrals to an entity in which the provider has a financial interest, direct or indirect remuneration or fee-splitting arrangements between health care providers for patient referrals, and other types of financial arrangements with health care providers. Sanctions for violation of these state restrictions may include loss of licensure and civil and criminal penalties. Certain states, including Pennsylvania, also require health care practitioners to disclose to patients any financial relationship with a provider and advise patients of the availability of alternative providers.

     The federal government has increased significantly the financial and human resources allocated to enforcing the fraud and abuse laws. In May 1995, the Clinton Administration instituted Operation Restore Trust, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. The targeted states include California, Florida, Illinois, New York and Texas. Operation Restore Trust has been responsible for millions of dollars in civil and criminal restitution, fines, recovery of overpayments and the exclusion of a number of individuals and corporations from the Medicare program. Operation Restore Trust has since been expanded to cover six states and the Clinton Administration has called for an expansion of this initiative to all fifty states in fiscal year 1997. While the Company believes that it is in material compliance with such laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such laws, as such laws ultimately may be interpreted. It is the Company's policy to monitor its compliance with such laws and to take appropriate actions to ensure such compliance. Although the Company does not believe it has violated any regulatory requirements, there can be no assurance that future related legislation, either health care or budgetary, related regulatory changes or interpretations of such regulations, will not have a material adverse effect on the future operations of the Company. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and durable medical equipment areas. No assurance can be given that the practices of the Company, if reviewed, would be found to be in compliance with such laws or with any future laws, as such laws ultimately may be interpreted.

     Current Developments. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. Legislative debate is expected to continue in the future. In addition, the level of net revenues and profitability of the Company, like those of other health care providers, will be affected by the continuing efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services, negotiating reduced contract pricing and capitation arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     The Health Care Financing Administration of the U.S. Department of Health and Human Services ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid, is currently examining a number of proposed changes to the Medicare reimbursement system for nursing services, including changing nursing reimbursement from a retrospective cost-based system to a prospective payment system. Currently, Medicare reimburses participating nursing home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits which vary according to geographic regions of the country. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by the Company to provide home nursing services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     In August 1996, HCFA submitted a proposal to the Secretary of the Department of Health and Human Services to reduce oxygen reimbursement to providers by 40%. A reduction in oxygen reimbursement is not expected to have a significant effect on the Company's results of operations as oxygen therapy services represent less than 5% of net revenues in fiscal 1996. However, as the Company cannot be certain of the timing or level of such reductions in Medicare oxygen reimbursement, the effect of such reductions cannot be predicted with any level of certainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

Employees

     The retention of qualified employees is a high priority for the Company. As of June 30, 1996, the Company employed approximately 940 full- and part-time employees. Of these employees, approximately 225 are nurses and approximately 75 are employed at the Company's executive offices. In addition, the Company maintains registries of approximately 1,665 licensed nurses, therapists, home health aides and other home health care providers available for staffing assignments on a temporary basis. Management believes that the Company's employee relations are good. The Company's employees are not represented by a labor union.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

         The executive officers of the Company are currently as follows:


                      Name         Age               Position
               ------------------  ---  ---------------------------------------

               Bruce J. Feldman     47  President, Chief Executive Officer and
                                        Chairman of the Board

               Bruce J. Colburn     41  Chief Financial Officer

               Fred J. Nicholas     51  Chief Operating Officer

               John D. Miladin      51  Senior Vice President of Operations

               Colleen M. Lederer   40  Vice President of Professional Services

               James J. Swiniuch    39  Vice President of Mergers, Acquisitions
                                        and Business Development

         Bruce J. Feldman, the founder of the Company, has served as President, Chief Executive Officer and Chairman of the Board of the Company since it was founded in December 1982. Prior to founding the Company, Mr. Feldman owned a Medicare-certified home health agency, which became a subsidiary of the Company in 1982.

         Bruce J. Colburn became the Company's Chief Financial Officer in April 1996. From 1995 to 1996, Mr. Colburn was Senior Vice President, Chief Financial Officer and Treasurer of NovaCare, Inc., a national provider of rehabilitation services. From 1994 to 1995, Mr. Colburn was Senior Vice President, Chief Financial Officer and Treasurer of Primary Health Systems, L.P., an acute care hospital management company. In 1994, Mr. Colburn was Senior Vice President, Finance, of OrNda Healthcorp, an acute care hospital management company, and prior to that held various financial officer positions with American Healthcare Management, Inc., a hospital management company acquired by OrNda Healthcorp in 1994.

         Fred J. Nicholas became the Company's Chief Operating Officer in January 1995. He joined the Company in 1992 as Chief Operating Officer of the Florida division. From 1990 to 1992, Mr. Nicholas was President and Chief Operating Officer of Unity Health Care, Inc., a home health care company.

         John D. Miladin became the Company's Senior Vice President of Operations in September 1995. Prior to joining the Company, Mr. Miladin founded and served as President and Chief Executive Officer of Infusion Care Systems, Inc., a home infusion therapy company, and Respiratory Support Systems, Inc., a home respiratory therapy company, from 1984 to 1993 and from 1987 to 1993, respectively. Mr. Miladin also served as President of Matrix, Inc., a retail mail and parcel center located in Mt. Laurel, New Jersey from 1987 to 1995.

         Colleen M. Lederer has been the Company's Vice President of Professional Services since July 1994. From 1987 to 1994, Ms. Lederer was director of professional services and an owner of Nursing Unlimited, Inc., a provider of supplemental nursing personnel.

         James J. Swiniuch became the Vice President of Mergers, Acquisitions and Business Development in April 1996. From 1994 to 1996 Mr. Swiniuch served as the Company's Chief Financial Officer. From 1991 to 1994, he served as Director of Accounting. From 1990 to 1991, Mr. Swiniuch was president of Equitable Beneficial Life Insurance Company, a life and health insurer located in Broomall, Pennsylvania.

ITEM 2.  PROPERTIES

     The Company leases its corporate office in King of Prussia, Pennsylvania. The corporate office is approximately 16,000 square feet with a remaining lease term of four years. The Company leases all of its branch locations. Management believes that the leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required. The Company's branch locations are in two regions encompassing five states, as indicated in the following chart:

                                                                                   Services Provided
                                                                    ----------------------------------------------------
                                                                      Nursing and
                                                                       Related     Respiratory     Infusion    Durable
                                                     Date Opened       Patient       Therapy       Therapy     Medical
        Region                Branch Location        or Acquired       Services      Services      Services    Equipment
        ------                ---------------        -----------      ----------     ---------     ---------   ---------
 Midatlantic
     Southeastern PA and     Pennsauken, NJ               5/95                           x                         x
     Southern New Jersey     King of Prussia, PA  (1)     5/92            x              x              x          x
                             Philadelphia, PA            10/88            x              x              x          x
     Northeastern, PA        Dupont, PA           (1)     3/93            x              x              x          x
                             Scranton, PA                 2/95            x
                             Stroudsburg, PA             11/92            x              x              x          x
                             Wilkes-Barre, PA            12/94            x              x              x          x
     Delaware and            Dover, DE                    3/95            x              x              x          x
     Eastern Maryland        Newark, DE                   3/95                           x              x          x
                             Newark, DE                   3/95            x
                             Seaford, DE                  6/95            x              x              x          x
                             Salisbury, MD                3/95            x              x              x          x
Florida
     Southeast Florida       Boca Raton, FL               3/95            x              x              x          x
                             Ft. Pierce, FL               9/90            x              x              x          x
                             Jupiter, FL           (2)    5/92            x              x              x          x
                             Lauderhill, FL               8/86            x              x              x          x
                             Pompano Beach, FL     (1)    3/93                           x              x          x
                             Vero Beach, FL              10/93            x              x              x          x
                             W. Palm Beach, FL            8/90            x              x              x          x
     West Florida            Kenneth  City, FL            5/96            x
                             Largo, FL                    5/96            x
                             Sarasota, FL        (1) (3)  8/96                                          x
                             St. Petersburg, FL           5/96            x
                             Tampa, FL                   10/95                           x                         x
                             Tampa, FL                    5/96            x
                             Tarpon Springs, FL           5/96            x

(1) Regional pharmacy location.
(2) Branch combined with West Palm Beach office subsequent to June 30, 1996.
(3) Branch acquired in connection with an August 1996 acquisition.

     Each branch location reports to a regional office which maintains operating control over the region. The Company places regional control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. The Company's corporate office provides sophisticated management and marketing support, sales training and support, product development, policy and procedure development, systems design and financial and information systems support.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and insurance coverage for these actions and the ultimate outcome of these actions will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ national market under the symbol HHCA. The Company became publicly traded on November 8, 1995, and the following table shows the quarterly range of high and low sales prices of the common stock on the NASDAQ national market since that date:


                  Quarter Ended               High     Low
                  -------------               ----     ---
                  June 30, 1996              $15.38  $11.00
                  March 31, 1996              12.50    8.25
                  December 31, 1995           11.25    7.25

     As of August 31, 1996, there were approximately 85 stockholders of record, including 10 entities holding common stock in nominee name.

     The Company has never declared or paid cash dividends on its common stock. The Company intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's senior credit agreement prohibits the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below as of June 30, 1995 and 1996, and for each of the years in the three year period ended June 30, 1996, have been derived from the Company's consolidated financial statements, which were audited by Coopers & Lybrand L.L.P., independent accountants, and are included elsewhere in this report. The selected consolidated data set forth below as of June 30, 1992, 1993 and 1994 and for the years ended June 30, 1992 and 1993 have been derived from the Company's audited consolidated financial statements which are not included in this report. This data should be read in conjunction with the Company's consolidated financial statements and notes thereto, and other financial information included elsewhere in this report.

                                                                               Fiscal Year Ended June 30,
                                                            -------------------------------------------------------------
                                                              1992             1993        1994        1995        1996
                                                            -------           ------      ------      ------      -------
Statement of Income Data:                                              (in thousands, except per share data)
Net revenues.................................              $22,128            $28,543     $36,104     $55,965     $87,694
Adjusted EBITDA (1)..........................                1,945              2,101       2,427       4,478       9,903
Income before income taxes...................                1,174              1,231       1,334       2,455       5,736 (2)
Income taxes.................................                  540                537         617       1,066       2,348
Income before extraordinary item and cumulative
 effect of change in accounting principle....                  634                694         718       1,389       3,388
Net income...................................              $   634            $   694     $   928     $ 1,389     $ 2,227
                                                           =======            =======     =======     =======     =======

Net income available to common and common
 equivalent stockholders.....................              $   514            $   614     $   871     $ 1,326     $ 1,390
                                                           =======            =======     =======     =======     =======
Net income per common and common equivalent
 share.......................................              $   .25            $   .18     $   .26     $   .38     $   .21
                                                           =======            =======     =======     =======     =======
Weighted average common and common
 equivalent shares outstanding...............                2,072              3,356       3,377       3,491       6,468
                                                           =======            =======     =======     =======     =======


                                                                                        June 30,
                                                           --------------------------------------------------------------
                                                            1992               1993        1994        1995        1996
                                                           ------             ------      ------      ------      -------
                                                                                      (in thousands)
Balance Sheet Data:
Working capital..............................              $ 4,018            $ 4,100     $ 7,630     $10,022     $19,983
Total assets.................................              $ 8,854            $ 9,869     $15,025     $30,605     $66,170
Long-term debt and capital lease obligations,
   less current portion......................              $ 1,375            $ 2,569     $ 5,514     $12,588     $16,137
Redeemable stock.............................              $ 2,717            $ 1,867     $ 1,873     $ 2,377     $   500
Total stockholders' equity...................              $ 1,693            $ 2,164     $ 3,124     $ 5,478     $38,348

(1) Adjusted EBITDA represents earnings before interest, income taxes, depreciation, amortization, the cumulative effect of a change in accounting principles of $210 in fiscal 1994, nonrecurring bridge financing expenses of $913 in fiscal 1996, and an extraordinary loss of $1.2 million in fiscal 1996.

(2) Income before income taxes includes nonrecurring bridge financing expenses of $913 in fiscal 1996 incurred in connection with an acquisition in Tampa, Florida and repaid with a portion of the net proceeds from the Company's initial public offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During fiscal 1996, the Company's income before nonrecurring costs and an extraordinary loss aggregating $2.1 million, increased to $4.0 million compared with $1.4 million in fiscal 1995, a 185% increase. The nonrecurring costs consisted of $913,000 in bridge financing expenses, before the related tax benefit of $344,000. This expense resulted from bridge financing incurred in connection with an acquisition in Tampa, Florida (the "Tampa Acquisition") and repaid in fiscal 1996. The extraordinary loss of $1.2 million resulted from the early extinguishment of indebtedness. Earnings per share in fiscal 1996, before the nonrecurring costs and extraordinary item, increased to $.61 per share from $.40 per share in fiscal 1995, a 53% increase. This increase generally resulted from (i) internal net revenue growth of 19%, (ii) fiscal 1996 acquisitions,
(iii) a full year of operations of the fiscal 1995 acquisitions, (iv) reduced direct and general and administrative costs as a percentage of net revenues and
(v) a reduced effective income tax rate. The rate of increase in earnings per share was less than the rate of increase in net income as a result of additional shares issued in November 1995 in connection with the Company's initial public offering (the "Offering").

Initial Public Offering

     In November 1995, the Company completed the Offering. A portion of the net proceeds of $25.8 million from the Offering were used to repay the bridge financing incurred in connection with the Tampa Acquisition, to redeem senior subordinated indebtedness, to repay a portion of the Company's senior credit facility, to redeem preferred stock and for working capital. See "Liquidity and Capital Resources" and the Company's consolidated financial statements and notes thereto.

Acquisitions

     During fiscal 1995 and 1996, the Company completed seven acquisitions. These acquisitions have been accounted for under the purchase method. Under the purchase method, the results of operations from acquisitions are included in the Company's results of operations from the dates of acquisition and the purchase price is allocated to net identifiable assets, principally accounts receivable, fixed assets and inventory, with any excess allocated to goodwill and other intangible assets.

 Fiscal 1996 Acquisitions

     May 1996 Acquisitions. In May 1996, the Company acquired three companies in three separate transactions (the "May 1996 Acquisitions") with approximately $8.9 million in aggregate net revenues for the twelve months ended June 30, 1995, for an aggregate purchase price of $5.2 million. Two of these acquisitions provided the Company with nursing services in the Tampa/St. Petersburg, Florida market and one provided mobile diagnostic services in the Tampa and Palm Harbor, Florida markets.

     Tampa Acquisition. In September 1995, the Company acquired a company in the Tampa, Florida market, with approximately $8.7 million in aggregate net revenues for the twelve months ended June 30, 1995, for an aggregate purchase price of $17.5 million. This acquisition provided the Company with respiratory therapy, durable medical equipment and mobile diagnostic services.

 Fiscal 1995 Acquisitions

     Alpha Acquisition. In May 1995, the Company completed the acquisition of a company servicing the Southern New Jersey and Philadelphia markets (the "Alpha Acquisition") with approximately $1.0 million in net revenues for the twelve month period ended December 31, 1994, for an aggregate purchase price of $1.5 million. This acquisition provided the Company with additional respiratory therapy and durable medical equipment services.

     Delaware Acquisition.   In March 1995, the Company completed the
 acquisition of a company servicing the Delaware and Eastern Maryland markets (the "Delaware Acquisition") with approximately $13.6 million in aggregate net revenues for the twelve month periods ended in fiscal 1994, for an aggregate purchase price of $5.2 million. This acquisition provided the Company with nursing, respiratory therapy and durable medical equipment services.

     HPI Acquisition. In July 1994, the Company completed the acquisition of a company (the "HPI Acquisition") with approximately $2.6 million in aggregate net revenues for the twelve month period ended December 31, 1993, for a total purchase price of $1.1 million. This company specialized in pediatric nursing services in the Eastern Pennsylvania and Southern New Jersey markets.

Results of Operations

   General Trends

     During the periods discussed below, the Company's results of operations have been affected principally by substantial growth, changes in the Company's debt and equity structure and a decrease in the Company's effective income tax rate.

   Industry Trends

     The Company and other home health care providers have faced, and will continue to face, a number of risks creating an environment of uncertainty as to the future growth and profitability of the industry. These risks include (i) the potential impact of any Congressional proposals addressing health care reform, (ii) pending regulatory pressure to reduce certain reimbursement rates,
(iii) continued pricing pressure by governmental and other payors for home health care services and (iv) increasing competition among home health care providers for existing business. See "Forward Outlook and Risks" and "Regulation."

     Continuing political debate is subjecting the health care industry to significant reform. Health care reform proposals have been formulated by the current administration, members of Congress, and, periodically, state legislators. Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may impact reimbursement for home health care.

     The Company anticipates demand for its services will continue to increase as the ongoing pressure to contain health care costs accelerates the growth and utilization of alternate site care, such as home health care. The Company also believes that industry-wide pressure to significantly reduce health care costs and the growth of managed care organizations will continue to result in increased pricing pressure. Net revenues from managed care organizations have increased and are expected to continue to increase. Reimbursement per visit from managed care organizations typically has been lower than Medicare and other payors, resulting in services with relatively fixed labor and other related costs being provided at lower levels of reimbursement.

   Fiscal Year Ended June 30, 1996 Compared with Fiscal Year Ended June 30, 1995

     During fiscal 1996, the Company completed four acquisition transactions (the "Fiscal 1996 Acquisitions") increasing the total number of branch locations to 26 at June 30, 1996 from 18 at June 30, 1995. During fiscal 1995, the Company completed three acquisition transactions (the "Fiscal 1995 Acquisitions") and also opened one new branch location in Boca Raton, Florida. The operations of the acquired companies are included from their respective acquisition dates, which occurred at various times throughout fiscal 1995 and 1996. Accordingly, the operating results for any fiscal year are not necessarily comparable with the results for any past or future fiscal year.

     Net Revenues. Net revenues are derived from the provision of nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment. In fiscal 1996, net revenues increased to $87.7 million. This represented an increase of $31.7 million, or 57%, over fiscal 1995. Of this increase, $22 million, or 69%, was attributable to the Fiscal 1996 Acquisitions and a full year of operations from the Fiscal 1995 Acquisitions with the balance of the increase due to a full year of operations from the branch location opened in fiscal 1995 and volume growth in other existing branch locations, representing a 19% internal growth rate. Total Medicare nursing visits increased 11% to approximately 434,000 visits in fiscal 1996. Total non-Medicare nursing hourly and visit volume increased 17% and 24%, respectively, to approximately 438,000 hours and 120,000 visits in fiscal 1996, respectively. Increased referrals, acquisitions and effective cross-selling of other services contributed to these volume increases. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased to $30.2 million from $13.7 million in fiscal 1995 as a result of acquisitions, increased referrals, and effective cross-selling of these services to the Company's nursing patients.

     Patient Care Costs. Patient care costs are comprised of salaries and related benefits for patient care personnel, cost of sales for durable medical equipment and supplies and depreciation on equipment held for rental. In fiscal 1996, patient care costs increased to $42.1 million. This represented an increase of $13.6 million, or 48%, over fiscal 1995. This increase was due
principally to the increases in net revenues previously discussed.   Patient
care costs decreased as a percentage of net revenues from  50.8% to 48.0% due to
(i) the increase in the portion of net revenues from higher-margin non-nursing services, principally due to acquisitions, and (ii) improved management of nursing service costs.

     General and Administrative Expenses. General and administrative expenses are comprised of administrative and support staff salaries and benefits, and occupancy and other operating costs. In fiscal 1996, general and administrative expenses increased to $32.9 million. This represented an increase of $11.4 million, or 53%, over fiscal 1995. This increase was due principally to the
increases in net revenues previously discussed.   General and administrative
expenses decreased as a percentage of net revenues from 38.5% to 37.5% as certain general and administrative costs do not fluctuate with increases in net revenues.

     Provision for Doubtful Accounts. The provision for doubtful accounts consists principally of an estimate of net revenues that may prove to be uncollectible primarily derived from services subject to patient self-payment, which include co-payments from patients insured by third-party payors. In fiscal 1996, the provision for doubtful accounts increased to $2.8 million. This represented an increase of $1.3 million, or 86%, over fiscal 1995. This increase was due principally to the increases in net revenues previously discussed. The provision for doubtful accounts increased slightly as a percentage of net revenues from 2.7% to 3.2%.

     Depreciation. In fiscal 1996, depreciation expense increased to approximately $784,000. This represented an increase of $365,000, or 87% over fiscal 1995. Of this increase, $278,000 was attributable to the Fiscal 1996 Acquisitions and a full year of depreciation on the Fiscal 1995 Acquisitions with the remainder resulting from internal growth at the new and existing branch locations and enhancements in management information systems.

     Amortization. This includes amortization of the excess of the purchase price over the fair market value of the net identifiable assets acquired and amortization of other intangible assets. In fiscal 1996, amortization increased to $1.0 million. This represented an increase of $785,000, over fiscal 1995, which was entirely attributable to amortization of goodwill arising from the Fiscal 1996 Acquisitions and a full year of amortization of goodwill relating to the Fiscal 1995 Acquisitions.

     Interest, Net. In fiscal 1996, interest, net, increased to $1.5 million.
This represented an increase of $81,000, or 6%, over fiscal 1995.   This
increase was comprised principally of increases of $251,000 from indebtedness incurred in connection with the Fiscal 1996 Acquisitions and a full year of interest expense from the Fiscal 1995 Acquisitions and $185,000 from increased indebtedness under the Company's revolving credit facility to fund growth at the existing branch locations. Interest is net of a decrease of $447,000 due to the repayment of approximately $10 million in outstanding indebtedness during November 1995, excluding the Tampa Acquisition bridge financing, with a portion of the Offering net proceeds.

     Bridge financing expenses. Nonrecurring expenses of $913,000 were comprised of (i) $605,000 pertaining to the write-off of deferred financing fees and the unamortized discount on the bridge financing note payable, (ii) interest expense of $186,000 and (iii) other costs of $122,000. These expenses were recorded during the second quarter of fiscal 1996 in connection with the Tampa Acquisition bridge financing.

     Provision for Income Taxes. The Company's effective tax rate decreased to 40.9% of pretax income from 43.4%, principally as a result of reduced pretax income as a percentage of total pretax income relating to states with higher income tax rates.

     Loss on debt redemption, net. An extraordinary charge of $1.2 million relating to the extinguishment of indebtedness with a portion of the Offering net proceeds was recorded in the second quarter of fiscal 1996, net of an estimated income tax benefit of $660,000. The charge consisted primarily of a write-off of deferred financing costs of $294,000 and a write-off of the remaining unamortized discounts of $1,490,000 on senior subordinated indebtedness.

  Fiscal Year Ended June 30, 1995 Compared with Fiscal Year Ended June 30, 1994

     During fiscal 1995, the Company increased the total number of branch locations to 18 at June 30, 1995 from ten at June 30, 1994 as a result of the Fiscal 1995 Acquisitions and one new branch location opened in Boca Raton, Florida. The operations of the acquired businesses are included from their respective acquisition dates, which occurred at various times throughout the year. Accordingly, the operating results for any fiscal year are not necessarily comparable to the results for any past or future fiscal year.

     Net Revenues. In fiscal 1995, net revenues increased to $56.0 million. This represented an increase of $19.9 million, or 55%, over fiscal 1994, of which $10.6 million resulted from internal growth, comprised of volume increases at existing branch locations, the opening of the new branch location and the addition of new referral sources, with the remainder of $9.3 million resulting from the Fiscal 1995 Acquisitions.

     Patient Care Costs. In fiscal 1995, patient care costs increased to $28.4 million. This represented an increase of $11.4 million, or 67%, over fiscal 1994. This increase was due principally to the increases in net revenues previously discussed. Patient care costs increased as a percentage of net revenues from 47.1% to 50.8%. This was principally a result of increases in the portion of respiratory therapy, infusion therapy, and durable medical equipment generated from managed care contracts which increased the related costs of goods sold as a percentage of net revenues from these lines of businesses. Net revenues generated from managed care organizations typically have lower reimbursement rates than Medicare and other payors.

     General and Administrative Expenses. In fiscal 1995, general and administrative expenses increased to $22.0 million. This represented an increase of $5.7 million, or 35%, over fiscal 1994. This increase was due principally to the increases in net revenues previously discussed. General and administrative expenses decreased as a percentage of net revenues from 44.3% to 38.5%.

     Provision for Doubtful Accounts. In fiscal 1995, the provision for doubtful accounts increased to $1.5 million. This represented an increase of $830,000, or 119%, over fiscal 1994. This increase was due principally to the increases in net revenues previously discussed. The provision for doubtful accounts increased as a percentage of net revenues from 1.9% to 2.7%.

     Depreciation. Depreciation expense increased to $419,000. This represented an increase of $124,000, or 42% , over fiscal 1994. This increase was due principally to the Fiscal 1995 Acquisitions.

     Amortization. In fiscal 1995, amortization increased to $231,000. This represented an increase of $105,000, or 84%, over fiscal 1994, which was attributable to amortization of goodwill arising from the Fiscal 1995 Acquisitions.

     Interest, Net. In fiscal 1995, interest, net, increased to $1.4 million. This represented an increase of $702,000, or 104%, over fiscal 1994. This increase was attributable principally to indebtedness incurred in connection with the Fiscal 1995 Acquisitions and increased indebtedness under the Company's senior credit facilities to fund the new branch location and growth at existing branch locations.

     Provision for Income Taxes. The Company's effective tax rate decreased to 43.4% of pretax income from 46.2%, principally as a result of reduced pretax income as a percentage of total pretax income relating to states with higher income tax rates.

Quarterly Results

     The following table presents selected unaudited quarterly operating results for the Company for each of the four quarters in fiscal 1995 and 1996. The Company believes that the following information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Historically, the Company has experienced a lower growth rate in net revenues during the first fiscal quarter which ends on September 30 due to fewer referrals during the summer months. However, the results for fiscal 1995 and 1996 do not reflect this seasonality because of the Fiscal 1995 Acquisitions, the Fiscal 1996 Acquisitions and internal growth. The Company anticipates that this trend in seasonality will continue for the foreseeable future and, therefore, expects that the first quarter of fiscal 1997 will have lower net revenues than the prior fiscal quarter, except for the effect of net revenues related to acquisitions. Although the Company's net revenues tend to be somewhat seasonal in nature, quarterly revenues and profitability may be affected by other factors, including the timing of acquisitions and internal growth. Results of operations for any period are not necessarily indicative of results of operations for the full fiscal year or predictive of future periods.


                                                           Three Months Ended

                                    Sept. 30,   Dec. 31,   Mar. 31,   June 30,   Sept. 30,  Dec. 31,    Mar. 31,    June 30,
                                     1994        1994       1995       1995       1995       1995        1996        1996
                                    --------   --------   ---------  ---------  ---------  ---------  ----------  ----------
Statement of Income Data:                               (in thousands, except per share information)
Net revenues.......................  $10,810    $12,070     $14,928    $18,157    $18,808   $21,380     $22,777     $24,729
Income before income taxes
 and extraordinary item                  411        491         702        852        709       662       1,986       2,379
Income before
 extraordinary item................      231        284         422        453        391       377       1,192       1,427
Net income.........................  $   231    $   284     $   422    $   453    $   391    $ (783)(1) $ 1,192      $1,427
                                     =======    =======     =======    =======    =======    =======    =======      ======
Net income per common and
common equivalent share............  $   .06    $   .08     $   .12    $   .12    $   .10    $ (.27)(1) $   .15      $  .18
                                     =======    =======     =======    =======    =======    =======    ======       ======

(1) Represents net income per common and common equivalent share after an extraordinary item in the quarter ended December 31, 1995 of $1.2 million. Net income per common and common equivalent share before the extraordinary item was $(0.07).

Liquidity and Capital Resources

     On November 13, 1995, the Company completed the Offering, pursuant to which the Company sold 3,500,000 shares of common stock, no par value. The Offering resulted in net proceeds of $24.4 million before deduction of certain expenses payable by the Company. The Company used the net proceeds to repay the Tampa Acquisition bridge financing, senior subordinated indebtedness, a portion of the Company's senior credit facilities and to redeem preferred stock. Additionally, on December 12, 1995, the underwriters in the Offering exercised their option to purchase additional shares of common stock, pursuant to which the Company sold 193,192 shares of common stock, no par value, resulting in net proceeds of $1.3 million to the Company.

     Consistent with its growth strategy, the Company has significantly expanded its operations over the past three years through a combination of internal expansion and acquisitions. Historically, this growth has been principally financed through cash flow from operations, borrowings under the Company's senior credit facilities, installment notes and stock issued to sellers in connection with acquisitions and, more recently, through the Offering.

     Working capital increased to $20.0 million at June 30, 1996 from $10.0 million at June 30, 1995, an increase of $10.0 million. Approximately $1.5 million of this increase was due to the Fiscal 1996 Acquisitions. The remainder primarily resulted from a $5.7 million increase in same-store accounts receivable and a $3.0 million reduction in same-store current liabilities, including the current portion of long-term debt, accounts payable and accrued expenses, and income taxes payable. The current ratio increased to 2.96 at June 30, 1996 from 2.0 at June 30, 1995. The growth in net revenues during fiscal 1996 was accompanied by an increase in accounts receivable. Accounts receivable increased to $26.0 million at the end of fiscal 1996 from $17.6 million at the end of fiscal 1995. This increase was principally due to acquisitions, internal
growth and a slight increase in days net revenue outstanding.   Cash provided by
operating activities was $455,000 for fiscal 1995. Cash used in operating activities was $1.7 million and $2.0 million for fiscal 1994 and 1996, respectively, and was primarily attributable to an increase in accounts receivable resulting from internal growth and a slight increase in days net revenue outstanding.

     Cash expenditures for acquisitions were approximately $5.0 million and $15.7 million for fiscal 1995 and 1996, respectively. There were no acquisitions in fiscal 1994. It is anticipated that expenditures for acquisitions will increase in fiscal 1997 as the Company continues to implement its growth strategy. Expenditures for purchases of capital equipment were $735,000, $1.6 million and $3.2 million for fiscal 1994, 1995 and 1996, respectively, and are expected to increase in the future as the Company expands its operations and implements its growth strategy, which includes continuing investments in management information systems.

      On August 22, 1996, the Company entered into a Second Amended and Restated Credit Agreement (the "Second Credit Agreement"), maturing August 22, 1999, with a syndicate of lenders to borrow up to $50 million. The Second Credit Agreement was used to refinance $17.6 million of amounts outstanding under the Credit Agreement, related accrued interest and transaction fees. The Second Credit Agreement consists of (i) a revolving facility with a commitment of up to $20 million for general corporate purposes, which includes a commitment to issue up to $10 million of letters of credit and (ii) an acquisition facility with a commitment of up to $30 million for permitted acquisitions, as defined in the agreement. The Company elected various rates on the initial outstanding borrowing under the Second Credit Agreement representing a weighted average interest rate of 6.7% per annum as of August 22, 1996. Available borrowings under this agreement were $32.4 million at August 31, 1996. As of August 31, 1996, the Company had approximately $17.6 million of debt outstanding with an interest rate that fluctuates with changes in market increases in interest rates. To the extent that inflation occurs in the future, the Company may experience higher interest rates on such debt.

     Management anticipates the Company's available lines of credit and cash flow generated from operations will be adequate to enable the Company to fund its operations and anticipated growth for at least the next year.

Impact of Inflation

     A substantial portion of the Company's net revenues is subject to reimbursement rates which are regulated by the federal and state governments or through contractual arrangements and do not automatically adjust for inflation. These reimbursement rates are adjusted periodically based upon certain factors, including legislation and executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services, but in the past have had little relationship to the actual cost of doing business. Additionally, the Company continues to experience pricing pressure from managed care and other payors. As a result, to the extent that inflation occurs in the future, the Company will unlikely be able to pass on all of the increased costs associated with providing home health services to customers insured by governmental, managed care or other payors.

New Accounting Pronouncements

     See the Company's consolidated financial statements and notes thereto for information relating to the impact on the Company of new accounting pronouncements.

Forward Outlook and Risks

     The Company faces a number of risks. Also see "Results of Operations" and "Regulation" previously discussed. Information contained in this section is forward looking and involves risks and uncertainties that could significantly impact expected results. The Company's outlook for fiscal 1997 is predominantly based upon its interpretation of what it considers key economic assumptions.

     The federal government is currently examining a number of proposed changes to the Medicare reimbursement system for nursing services, including changing nursing reimbursement from a retrospective cost-based system to a prospective payment system. Currently, Medicare reimburses participating nursing home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits which vary according to
geographic regions of the country.   The Company believes that reimbursement
under a prospective payment system would consist of either an established fee for a specific clinical diagnosis or a fixed per diem amount for providing
service.   Implementation of a Medicare prospective payment system for acute care hospitals in 1984 generally resulted in lower Medicare reimbursement per patient admission. However, the Medicare reimbursement mechanism was designed to reward providers with costs below a specific cost per diagnosis per admission. Similarly, because the Company's current costs per Medicare home health visits in the aggregate are below existing reimbursement rate ceilings, management believes the Company may benefit, or the effect may be neutral, from implementation of a prospective payment system for home nursing services. However, the impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by the Company to provide home nursing services.

     In August 1996, HCFA submitted a proposal to the Secretary of the Department of Health and Human Services to reduce oxygen reimbursement to providers by 40%. The Clinton Administration previously had submitted a budget proposal to Congress proposing oxygen reimbursement reductions of 10%. Industry observers generally believe that although a budget proposal relating to oxygen was never adopted, the contradiction between HCFA's recent proposal and the Administration's proposal decreases the likelihood that the ultimate reduction will be of the magnitude proposed by HCFA. Further, industry observers generally believe that any related action by HCFA likely will be delayed until after the November 1996 elections and possibly until later in 1997. A reduction in oxygen reimbursement is not expected to have a significant effect on the Company's results of operations as oxygen therapy services represented less than 5% of net revenues in fiscal 1996. However, as the Company cannot be certain of the timing or level of such reductions in Medicare oxygen reimbursement, the effect of such reductions cannot be predicted with any level of certainty.

     In May 1995, the Clinton Administration instituted Operation Restore Trust, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. The targeted states include California,
Florida, Illinois, New York and Texas.   Operation Restore Trust has been
responsible for millions of dollars in civil and criminal restitution, fines, recovery of overpayments and the exclusion of a number of individuals and
corporations from the Medicare program.   Operation Restore Trust has since been
expanded to cover six states and the Clinton Administration has called for an
expansion of this initiative to all fifty states in fiscal year 1997.   While
the Company believes that it is in material compliance with such laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such laws, as such laws ultimately may be interpreted. It is the Company's policy to monitor its compliance with such laws and to take appropriate actions to ensure such compliance. Although the Company does not believe it has violated any regulatory requirements, there can be no assurance that future related legislation, either health care or budgetary, related regulatory changes or interpretations of such regulations, will not have a material adverse effect on the future operations of the Company.

     The growth and profitability of the Company depends on its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians and other health care professionals. Managed care organizations, which are exerting an increasing amount of influence over the health care industry, have been consolidating to enhance their ability to impact the delivery of health care services. As managed care organizations have increased and continue to increase their market share in regions in which the Company operates, these organizations have become and will continue to become increasingly important to the Company as referral sources. From fiscal 1994 to fiscal 1996, HHCA's net revenues derived from managed care organizations increased from 7.4% to 15.0%. There can be no assurance that the Company will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant existing referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's business, results of operations or financial condition.

     The Company is a leading regional provider of comprehensive home health care services, delivering nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment, from 25 current branch locations in five states. Since July 1, 1993, the Company has generated compound annual growth rates in net revenues and net income of 45% and 48%, respectively, through a combination of internal growth and acquisitions. The Company has experienced internal growth rates in net revenues of 24%, 29% and 19% in fiscal 1994, 1995 and 1996, respectively. Management has achieved this internal growth by expanding its branch locations, expanding the range of services offered and actively seeking to increase patient referrals,
particularly from managed care organizations.   Management currently believes
that internal growth shall continue in fiscal 1997 but at a rate of growth less than experienced in recent years. However, because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that the Company can increase or maintain the internal growth rates at levels experienced in previous years.

     The Company seeks to establish and increase market share by acquiring other home health care businesses in existing, contiguous and new markets. Since July 1, 1992, the Company has completed eleven acquisitions, excluding three acquisitions currently under definitive agreements. The Company evaluates potential acquisition candidates that would complement or expand its current services. In attempting to make acquisitions, the Company competes with other providers, some of which have greater financial resources than the Company. Management currently believes that acquisition candidates meeting the criteria of its acquisition strategy will continue to be identified in fiscal 1997 and certain of these candidates will be acquired by the Company. In August 1996, the Company completed the acquisitions of two companies with aggregate annual net revenues of approximately $4.0 million, one located in Sarasota, Florida providing infusion therapy services encompassing from the Fort Myers, Florida market to the Tampa/St. Petersburg, Florida market and one providing durable medical equipment and respiratory therapy services in the Wilkes Barre/Scranton, Pennsylvania market. Also, in September 1996, the Company signed definitive agreements to acquire substantially all of the assets and assume certain liabilities of a durable medical equipment and respiratory therapy company located in Bristol, Pennsylvania and a nursing services company located in Berlin and Salisbury, Maryland. These acquisitions, which are to be recorded using the purchase method of accounting, are expected to close by September 30, 1996. Additionally, on September 10, 1996, the Company signed a definitive agreement to merge into the Company the operations of a durable medical equipment and infusion and respiratory therapy services company providing services in Mount Laurel, New Jersey, Columbia, Maryland and Chicago, Illinois. This acquisition, which is to be accounted for as a pooling of interests, is expected to close within 65 days of signing of the definitive agreement. Because of matters discussed herein that may be beyond the control of the Company and the emerging trend of other health care providers, such as long-term care providers, seeking to acquire home health businesses, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms.

     Over the past year, the Company 's stock price has been subject to some volatility. If net revenues or earnings fail to meet expectations of the investment community, there could be an immediate and significant adverse impact
on the trading price for the Company's common stock.   Regardless of the
Company's performance, broad market fluctuations and general economic or political conditions as well as health care related market announcements from time to time may also adversely affect the price of the Company's stock.
Because of such potential circumstances, stock market forces beyond the Company's control and the nature of the Company's business, such changes can be sudden and unpredictable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS





Home Health Corporation of America, Inc. and Subsidiaries                   Page
                                                                            ----

          [S]                                                               [C]
          Report of Independent Accountants                                   22
          Financial Statements:


          Consolidated Balance Sheets as of June 30, 1995 and 1996            23

          Consolidated Statements of Income for the fiscal years ended June
             30, 1994, 1995 and 1996                                          25

          Consolidated Statements of Cash Flows for the fiscal years ended
             June 30, 1994, 1995 and 1996                                     26

          Consolidated Statements of Stockholders' Equity for the fiscal
             years ended June 30, 1994, 1995 and 1996                         28

          Notes to Consolidated Financial Statements                          29

          Financial Statement Schedules:
             Report of Independent Accountants                               S-1

          Schedule II - Valuation and Qualifying
             Accounts for each of the three years
             in the period ended June 30, 1996                               S-2

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Home Health Corporation of America, Inc.
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Home Health Corporation of America, Inc. and subsidiaries as of June 30, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material
misstatement.   An audit includes examining, on a test basis, evidence
supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Health Corporation of America, Inc. and subsidiaries as of June 30, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 30, 1996, except for certain information in Note 12, for which the date is September 17, 1996

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                                    June 30,           June 30,
                                          ASSETS                                                      1995               1996
                                          ------                                                  -----------        -----------
Current assets:

 Cash and cash equivalents...................................................................     $   258,929        $ 1,330,824

 Accounts receivable, net of allowance for doubtful accounts of $1,548,908 and
  $2,152,496, respectively...................................................................      17,554,490         25,964,012

 Inventories, net............................................................................         946,602          1,358,915

 Prepaid expenses and other current assets...................................................         342,652            657,658

 Deferred income taxes.......................................................................         772,462            861,746
                                                                                                  -----------        -----------
      Total current assets...................................................................      19,875,135         30,173,155


Property and equipment, net..................................................................       4,077,625          8,446,767

Goodwill, net of  accumulated amortization of $266,852 and $1,123,255, respectively..........       5,667,916         26,540,203

Other assets, net............................................................................         984,592          1,010,330
                                                                                                  -----------        -----------

      Total assets...........................................................................     $30,605,268        $66,170,455
                                                                                                  ===========        ===========


                                           LIABILITIES
                                           -----------

Current liabilities:

 Current maturities of long-term debt........................................................     $ 1,921,347        $ 1,801,402

 Accounts payable............................................................................       2,639,794          2,668,116

 Accrued salaries and related employee benefits..............................................       2,543,942          2,160,944

 Other accrued expenses and current liabilities..............................................       1,570,810          3,006,872

 Income taxes payable........................................................................       1,177,322            552,478
                                                                                                  -----------        -----------
      Total current liabilities..............................................................       9,853,215         10,189,812

Long-term debt, net..........................................................................      12,587,550         16,137,065

Other non-current liabilities................................................................         210,677            869,328

Deferred income taxes........................................................................          98,428            125,792


Series B redeemable preferred stock, cumulative 10% dividend, $10 par value, 200,000 and no shares authorized, respectively; 60,000 and no shares issued and outstanding, respectively,
 plus accrued and unpaid dividends of $60,000 and $0, respectively...........................         660,000             -

Class B common stock, redeemable, 100,000 and no shares issued and outstanding, respectively,
 stated at $.10 par value per share plus additional paid-in capital..........................         500,000             -

Class C common stock, redeemable, 5,000,000 and no shares authorized, respectively; 1,181,259 and no shares issued and outstanding, respectively, stated at $.01 par value per  share
 plus additional paid-in capital.............................................................       1,217,370             -

Common stock, redeemable, no par value, no shares and 100,000 shares issued and outstanding,
 respectively, stated at redemption value of $5 per share....................................          -                 500,000

                                   Continued

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, continued

                                                                                                         June 30,        June 30,
                                STOCKHOLDERS'  EQUITY                                                      1995            1996
                                ---------------------                                                  -----------     -----------
Stockholders' equity:

Preferred stock (undesignated), no par value, no shares and 10,000,000 shares authorized; no
   shares issued and outstanding............................................................                -             -

Common stock, Class A, $.10 par value, 5,000,000 and no shares authorized, respectively;
   1,098,238 and no shares issued, respectively; 744,238 and no shares outstanding,
   respectively.............................................................................               109,824        -

Common stock, Class B, $.10 par value, 5,000,000 and no shares authorized, respectively;
   1,536,097 and no shares issued, respectively; 1,345,367 and no shares outstanding,
   respectively.............................................................................               153,610        -

Common stock, no par value, no shares and 20,000,000 shares authorized, respectively; no
   shares and 7,890,205 shares issued and outstanding, respectively.........................                -          33,725,037

Additional paid-in capital..................................................................             2,289,881        -

Retained earnings...........................................................................             3,252,090      4,641,744
                                                                                                       -----------    -----------
                                                                                                         5,805,405     38,366,781

Common stock, held in treasury, at cost.....................................................              (290,730)       -

Stock subscriptions receivable..............................................................               (36,647)       (18,323)
                                                                                                       -----------    -----------
 Total stockholders' equity.................................................................             5,478,028     38,348,458
                                                                                                       -----------    -----------
   Total liabilities and stockholders' equity...............................................           $30,605,268    $66,170,455
                                                                                                       ===========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                                    Fiscal year ended June 30,
                                                                                              -------------------------------------
                                                                                                 1994         1995         1996
                                                                                              -----------  -----------  -----------
Net revenues................................................................................  $36,103,829  $55,965,245  $87,694,484
Operating costs and expenses:
  Patient care costs........................................................................   16,992,046   28,423,233   42,050,280
  General and administrative................................................................   15,986,929   21,535,504   32,892,646
  Provision for doubtful accounts...........................................................      697,572    1,528,034    2,848,490
  Depreciation..............................................................................      295,746      419,316      784,046
  Amortization..............................................................................      125,449      230,793    1,016,257
  Interest, net.............................................................................      671,747    1,373,283    1,453,975
  Bridge financing..........................................................................            -            -      913,121
                                                                                              -----------  -----------  -----------
      Total  costs and expenses.............................................................   34,769,489   53,510,163   81,958,815
                                                                                              -----------  -----------  -----------
          Income before income taxes, extraordinary item and cumulative effect
              of change in accounting principle.............................................    1,334,340    2,455,082    5,735,669

Provision for income taxes..................................................................      616,815    1,065,584    2,348,159
                                                                                              -----------  -----------  -----------
      Income before extraordinary item and cumulative effect of change in
          accounting principle..............................................................      717,525    1,389,498    3,387,510

Extraordinary item:

  Loss on debt redemption, net..............................................................            -            -    1,160,697
                                                                                              -----------  -----------  -----------
      Income before cumulative effect of change in accounting principle.....................      717,525    1,389,498    2,226,813

Cumulative effect of change in accounting for income taxes..................................      210,374            -            -
                                                                                              -----------  -----------  -----------
      Net income............................................................................  $   927,899  $ 1,389,498  $ 2,226,813
                                                                                              ===========  ===========  ===========

Per share data:

  Net income available to common stockholders before extraordinary item and
      cumulative effect of change in accounting principle...................................  $   661,125  $ 1,325,898  $ 2,550,351
                                                                                              ===========  ===========  ===========
  Net income per common and common equivalent share before extraordinary
      item and cumulative effect of change in accounting principle..........................         $.20         $.38         $.39
                                                                                                     ====         ====         ====
  Net income available to common stockholders...............................................  $   871,499  $ 1,325,898  $ 1,389,654
                                                                                              ===========  ===========  ===========
  Net income per common and common equivalent share.........................................         $.26         $.38         $.21
                                                                                                     ====         ====         ====
  Weighted average shares used in computing net income per common and
     common equivalent share................................................................    3,377,232    3,490,748    6,468,009
                                                                                              ===========  ===========  ===========




   The accompanying notes are an integral part of the consolidated financial statements.

          HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Fiscal year ended June 30,
                                                                             ----------------------------------------
                                                                                 1994           1995          1996
                                                                             -----------    -----------   -----------
Cash flows provided by (used in) operating activities:
  Net income...........................................................       $   927,899   $ 1,389,498   $  2,226,813
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, amortization and other...............................           811,176     1,267,640      2,985,086
    Provision for doubtful accounts....................................           697,572     1,528,034      2,848,490
    Write-off of bridge financing note payable discount................               -             -          405,290
    Write-off of deferred financing fees...............................               -             -          200,000
    Loss on debt redemption, net.......................................               -             -        1,160,697
    Cumulative effect of change in accounting  principle...............          (210,374)          -              -
    Forgiveness of management loan.....................................            42,999        18,573         18,324
    Inventory reserve..................................................            40,000        10,000            -
    Deferred income taxes..............................................            77,064      (501,444)       (61,922)
    Distributed (undistributed) earnings from joint ventures...........          (109,970)      194,575            -
    Other..............................................................            37,201           -              -

Net changes in certain assets and liabilities, net of acquisitions:
    Accounts receivable................................................        (4,327,364)   (7,139,310)   (10,480,368)
    Inventories........................................................          (592,292)      287,627       (413,553)
    Prepaid expenses and other current assets..........................          (134,520)      (21,488)      (290,816)
    Accounts payable, accrued expenses and other.......................         1,366,824     2,289,744       (664,698)
    Income taxes.......................................................          (296,346)    1,131,357         35,068
                                                                               -----------   -----------   ------------
       Net cash flows (used in) provided by operating activities.......        (1,670,131)      454,806     (2,031,589)
                                                                               -----------   -----------   ------------

Cash flows (used in) provided by investing activities:
  Purchases of property and equipment..................................          (735,145)   (1,635,056)    (3,232,668)
  Cash paid for acquisitions, net of cash acquired.....................               -      (4,993,182)   (15,692,996)
  Increase in other assets.............................................           (50,035)      132,320       (385,855)
                                                                               -----------   -----------   ------------
       Net cash flows used in investing activities.....................          (785,180)   (6,495,918)   (19,311,519)
                                                                               -----------   -----------   ------------



                                   Continued

          HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued



                                                                                               Fiscal year ended June 30,
                                                                                     --------------------------------------------
                                                                                          1994             1995          1996
                                                                                     --------------   -------------  ------------


Cash flows provided by (used in) financing activities:
  Proceeds from long-term debt.........................................                15,510,000       22,803,778     23,730,000
  Repayments of long-term debt.........................................               (13,061,363)     (16,291,449)   (15,302,605)
  Proceeds from Bridge financing.......................................                         -                -     13,000,000
  Repayment of Bridge financing........................................                         -                -    (13,000,000)
  Repayment of debt with offerings net proceeds........................                         -                -     (9,983,778)
  Payment of deferred financing costs..................................                         -         (195,698)      (200,000)
  Redemption of preferred stock and preferred stock dividends..........                   (50,000)         (60,000)      (606,667)
  Repurchase of common stock warrants..................................                    (5,000)        (200,000)             -
  Proceeds from issuance of common stock, net..........................                         -            2,000     24,778,053
                                                                                       ----------   --------------   ------------
Net cash flows provided by financing activities........................                 2,393,637        6,058,631     22,415,003
                                                                                      -----------    -------------   ------------


Net (decrease) increase in cash and cash equivalents...................                   (61,674)          17,519      1,071,895
Cash and cash equivalents, beginning of year...........................                   303,084          241,410        258,929
                                                                                      -----------     ------------   ------------
Cash and cash equivalents, end of year.................................               $   241,410     $    258,929   $  1,330,824
                                                                                      ===========     ============   ============






   The accompanying notes are an integral part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Class A                 Class B             Common Stock
                                    Common Stock             Common Stock              no par
                                --------------------    --------------------   -----------------------
                                 Shares     Amount        Shares    Amount       Shares        Amount
                                 ------     ------        ------    ------       ------        ------
Balance, July 1, 1993......     1,098,238   $109,824    1,453,957   $145,396           -              -

Repurchase of Class B
 common stock..............             -          -            -          -           -              -

Issuance of Class B common
 stock.....................             -          -        5,000        500           -              -

Series B preferred stock
 dividends.................             -          -            -          -           -              -

Net income.................             -          -            -          -           -              -
                                ---------   --------   ----------  ---------   ---------    -----------
Balance, June 30, 1994.....     1,098,238    109,824    1,458,957    145,896           -              -

Series B preferred stock
 dividends.................             -          -            -          -           -              -

Issuance of Class B common
 stock.....................             -          -       67,140      6,714           -              -

Repurchase of warrants.....             -          -            -          -           -              -

Exercise of stock options..             -          -       10,000      1,000           -              -

Forgiveness of shareholder
 loan......................             -          -            -          -           -              -

Issuance of warrants in
 connection with subordinated
 note payable..............             -          -            -          -           -              -

Net income.................             -          -            -          -           -              -
                                ---------   --------   ----------  ---------   ---------    -----------
Balance, June 30, 1995.....     1,098,238    109,824    1,536,097    153,610           -              -

Exercise of warrants.......             -          -      193,917     19,392           -              -

Issuance of warrants in
 connection with Bridge
 financing.................             -          -            -          -           -              -

Recapitalization...........    (1,098,238)  (109,824)  (1,730,014)  (173,002)  3,464,781      4,713,097

Issuance of common stock
 in Offering...............             -          -            -          -   3,693,192     24,547,299

Conversion of subordinated
 note to common stock......             -          -            -          -     400,000      3,000,000

Write-off of Series C
 preferred stock discount..             -          -            -          -           -              -

Series B and C preferred
 stock dividends...........             -          -            -          -           -              -

Exercise of warrants.......             -          -            -          -     204,331        124,641

Exercise of stock options..             -          -            -          -      26,500         65,000

Issuance of common stock
 for acquisitions..........             -          -            -          -     101,401      1,275,000

Forgiveness of shareholder
 loan......................             -          -            -          -           -              -

Net income.................             -          -            -          -           -              -
                                ---------   --------   ----------  ---------   ---------    -----------
Balance, June 30, 1996.....             -          -            -          -   7,890,205    $33,725,037
                                =========   ========   ==========  =========   =========    ===========
                                 Additional                                  Stock
                                  Paid-in        Retained     Treasury    Subscriptions
                                  Capital        Earnings      Stock       Receivable          Total
                                  -------        --------      -----       ----------          -----
Balance, July 1, 1993......        $1,283,154    $1,054,693   $(285,730)   $(143,584)       $2,163,753

Repurchase of Class B
 common stock..............                 -             -      (5,000)           -            (5,000)

Issuance of Class B common
 stock.....................             4,500             -           -       88,364            93,364

Series B preferred stock
 dividends.................                 -      (56,400)           -            -           (56,400)

Net income.................                 -       927,899           -            -           927,899
                                  -----------    ----------   ---------    ---------        ----------
Balance, June 30, 1994.....         1,287,654     1,926,192    (290,730)     (55,220)        3,123,616

Series B preferred stock
 dividends.................                 -       (63,600)          -            -           (63,600)

Issuance of Class B common
 stock.....................           266,786             -           -            -           273,500

Repurchase of warrants.....          (200,000)            -           -            -          (200,000)

Exercise of stock options..             1,000             -           -            -             2,000

Forgiveness of shareholder
 loan......................                 -             -           -       18,573            18,573

Issuance of warrants in
 connection with subordinated
 note payable..............           934,441             -           -            -           934,441

Net income.................                 -     1,389,498           -            -         1,389,498
                                  -----------    ----------   ---------    ---------        ----------
Balance, June 30, 1995.....         2,289,881     3,252,090    (290,730)     (36,647)        5,478,028

Exercise of warrants.......            21,721             -           -            -            41,113

Issuance of warrants in
 connection with Bridge
 financing.................         1,192,029             -           -            -         1,192,029

Recapitalization...........        (3,503,631)            -     290,730            -         1,217,370

Issuance of common stock
 in Offering...............                 -             -           -            -        24,547,299

Conversion of subordinated
 note to common stock......                 -             -           -            -         3,000,000

Write-off of Series C
 preferred stock discount..                 -      (786,739)          -            -          (786,739)

Series B and C preferred
 stock dividends...........                 -       (50,420)          -            -           (50,420)

Exercise of warrants.......                 -             -           -            -           124,641

Exercise of stock options..                 -             -           -            -            65,000

Issuance of common stock
 for acquisitions..........                 -             -           -            -         1,275,000

Forgiveness of shareholder
 loan......................                 -             -           -       18,324            18,324

Net income.................                 -     2,226,813           -            -         2,226,813
                                  -----------    ----------   ---------    ---------        ----------
Balance, June 30, 1996.....                 -    $4,641,744           -    $ (18,323)     $ 38,348,458
                                  ===========    ==========   =========    =========      ============

The accompanying notes are an integral part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

     Basis of Presentation

       The consolidated financial statements include the accounts of Home Health Corporation of America, Inc. and subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. The Company's financial reporting year represents a fiscal year of twelve calendar months ending on June 30. Information included in these notes represents fiscal years unless otherwise noted.

     Initial Public Offering

       On November 13, 1995, the Company completed the initial public offering of its stock (the "Offering"), pursuant to which the Company sold 3,500,000 shares of common stock, no par value. The Offering resulted in net proceeds of $24,412,500 to the Company before deduction of certain expenses payable by the Company. The Company used the net proceeds to repay the bridge financing incurred in connection with an acquisition in Tampa, Florida (the "Tampa Acquisition"), senior subordinated indebtedness, a portion of the Company's senior credit facilities and to redeem preferred stock. The Company recorded an extraordinary loss in connection with this early extinguishment of indebtedness (see Note 5, Senior Subordinated Debt).

       On December 12, 1995, the underwriters in the Offering exercised their option to purchase additional shares of common stock, pursuant to which the Company sold 193,192 shares of common stock, no par value, resulting in net proceeds of approximately $1,347,000 to the Company. A portion of these net proceeds were used for working capital with the remainder currently invested in a short-term treasury fund.

   Net Revenues

       The Company is paid for its services primarily by Medicare, managed care companies, commercial insurance companies, state Medicaid programs and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third-party payment arrangements are recorded when the services are rendered.
Payments received by the Company under Medicare and Medicaid programs are based upon reimbursement of reasonable cost or a predetermined specific fee structure. Reimbursable costs differing from the Company's preliminary authorized payment rates for nursing services under the Medicare and Medicaid programs are recognized as receivables or payables in the period in which the costs are
incurred.   Adjustments to reimbursable costs resulting from settlements of third-party payor cost reports are recognized in the period of settlement. Approximately 75%, 69% and 66% of the Company's net revenues in fiscal 1994, 1995 and 1996, respectively, are from participation in Medicare and state Medicaid programs.

       At June 30, 1995 and 1996, respectively, 16% and 11% of net accounts receivable was due from Medicare and Medicaid. The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. The Company does not believe there are any significant
credit risks associated with receivables from Medicare and Medicaid.   The
allowance for doubtful accounts principally consists of management's estimate of amounts that may prove uncollectible from non-governmental payors.

     Cash and Cash Equivalents

       All investments purchased with original maturities of three months or less are considered cash equivalents.

     Inventories

       Inventories are carried at the lower of cost or market, with cost determined using the average cost method, and is principally comprised of medical supplies.

     Property and Equipment

       Property and equipment, which includes equipment held for rental, are recorded at cost or respective fair market value at

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

the time of acquisition and include expenditures for major renewals and betterments. Equipment under capital leases are stated at net present value of the minimum lease payments at the inception of the lease. Maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or lease terms for leasehold improvements and equipment under capital leases. Upon retirement or other disposition, the cost and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

     Goodwill and Other Assets

       Goodwill arises from acquisitions and represents the excess of purchase price over net identifiable acquired assets, and is amortized on a straight-line basis over 20 years.

       Other assets principally consist of amounts relating to deferred financing costs, the noncurrent portion of the workers compensation trust assets, deposits, other intangibles arising from acquisitions and other investments. Deferred financing costs are amortized on a straight-line basis over the life of the financing agreement, generally three years. Other intangibles are amortized on a straight-line basis over 20 years.

       At each balance sheet date, management evaluates the recoverability of intangible assets using certain financial indicators such as historical and future ability to generate income from operations. The Company's policy is to record an impairment loss against the net unamortized cost of the asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future net cash flows would become less than the carrying amount of the asset.

     Patient Care Costs

       Patient care costs are comprised of salaries and related benefits of patient care personnel, cost of sales of durable medical equipment and supplies and depreciation on equipment held for rental.

     General and Administrative Expenses

       General and administrative expenses are comprised of administrative and support staff salaries and benefits, and occupancy and other operating costs.

     Income Taxes

       The Company files a consolidated tax return with its subsidiaries for federal tax purposes and on a separate Company basis for state tax purposes. Effective July 1, 1993, the Company adopted the asset and liability method of accounting proscribed by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The cumulative effect of this change in accounting principle increased net income by $210,374 for fiscal 1994. The effect on fiscal 1994 of adopting SFAS No. 109 was not material to income before the cumulative effect of the change in accounting principle.

     Net Income Per Common and Common Equivalent Share:

          Net income available to common stockholders is computed by deducting preferred dividends from net income to determine net income available to common stockholders. Additionally, in fiscal 1996, net income available to common stockholders reflects a reduction for the write-off of the discount on redeemable preferred stock issued in connection with the Tampa Acquisition (see
Note 2). Net income available to common stockholders is then divided by the weighted average number of common and common equivalent shares outstanding or assumed outstanding for all classes of the Company's common stock. Common stock and common stock equivalents issued by the Company during the 12 month period immediately preceding the initial filing of the Offering registration statement at less than fair value at date of issuance, have been included in the calculation of the weighted average

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

number of common and common equivalent shares outstanding for 1994 and 1995, using the treasury stock method and the Offering price of $7.50 per share.

     Pro Forma Earnings Per Share

       The following supplementary pro forma earnings per share information has been included to indicate the dilution on primary earnings per share of the Company resulting from the Offering.

       Pro forma net income used to calculate pro forma net income per common and common equivalent share reflects adjustments to net income for fiscal 1996 to give effect to the reduction of $1.3 million in interest and bridge financing expenses resulting from the assumed redemption of certain outstanding indebtedness with a portion of the net proceeds from the Offering, net of the corresponding increase in income tax expense of $536,000, as if such transactions occurred as of July 1, 1995. Additionally, pro forma net income does not reflect the extraordinary loss, an adjustment for preferred stock dividends or the write-off of the discount on redeemable preferred stock issued in connection with the Tampa Acquisition (see Note 2), as the corresponding debt and preferred stock is assumed to be redeemed as of July 1, 1995.

       Pro forma weighted average common and common equivalent shares used in computing pro forma net income per common and common equivalent share reflects adjustments to the fiscal 1996 fully-diluted weighted averaged common and common equivalent shares outstanding to give effect to the issuance of 3,037,000 shares of common stock, as of July 1, 1995, in connection with the Offering, to redeem debt assumed outstanding at July 1, 1995 and debt issued on September 29, 1995 in connection with the Tampa Acquisition (see Note 2), respectively.


                                                                     Fiscal 1996
                                                                     -----------
                                                                       unaudited
     Pro forma net income                                             $4,161,761
                                                                      ==========
     Pro forma weighted average shares used in computing pro forma
      net income per common and common equivalent share                7,582,799
                                                                      ==========
     Pro forma net income per common and common equivalent share      $     0.55
                                                                      ==========

     Workers Compensation

       During fiscal 1995, the Company adopted a self-insurance trust for Pennsylvania workers compensation claims. The Company establishes reserves for claims incurred during the fiscal year but not reported until subsequent fiscal periods.

     Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from these estimates.

     Recent Accounting Pronouncements

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of" ("SFAS 121"). SFAS 121 will be effective for the fiscal year ending June 30, 1997 and establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that such assets and intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount
of an asset may not be recoverable.   Management does not expect the adoption
of

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

SFAS 121 for long-lived and intangible assets to have a significant impact on the Company's results of operations, financial condition or liquidity.

       The Company plans to adopt Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," effective
July 1, 1997.   SFAS No. 123 allows companies adopting the pronouncement to either change the actual accounting methods for stock based compensation in the financial statements or to disclose certain pro forma results of operations as if the pronouncement had been adopted in the financial statements. The Company plans to disclose pro forma information in the footnotes to the financial statements. As a result, the adoption of SFAS 123 will have no effect on the consolidated financial statements.

2.  Acquisitions

       The acquisitions described below have been accounted for under the purchase method. The results of operations for these acquisitions have been included from their respective acquisition dates. The acquisition purchase prices have been allocated to identifiable assets, principally accounts receivable, fixed assets and inventory. The excess of the purchase price over net assets acquired from these acquisitions is recorded as goodwill. Goodwill is being amortized on a straight-line basis over 20 years. There were no acquisitions in fiscal 1994.

  Fiscal 1996 Acquisitions:

    Tampa Acquisition

       On September 29, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of a company located in Tampa, Florida (the "Tampa Acquisition") for an aggregate purchase price of $17.5 million. This acquisition provided the Company with respiratory therapy, durable medical
equipment and mobile diagnostic services.   The purchase price was comprised of
$13,000,000 in cash plus $3,000,000 in subordinated convertible notes and $1,500,000 in seller notes payable. The subordinated convertible notes were converted into 400,000 shares of common stock upon consummation of the Offering.

       The cash paid to effect the Tampa Acquisition was financed through bridge financing which consisted of (i) a $10,000,000 term loan from the Company's senior lending institution (the "bridge term loan"), (ii) the issuance of $2,000,000 of 10% cumulative redeemable Series C preferred stock (the "redeemable preferred stock"), (iii) a $1,000,000 subordinated note and (iv) warrants to purchase 155,414 shares of common stock at $0.01 per share. The redeemable preferred stock and subordinated note were recorded net of a discount of approximately $1,192,000, representing proceeds ascribed to the warrants.
The bridge term loan, redeemable preferred stock and subordinated note were redeemed in full on November 15, 1995, with a portion of the net proceeds from the Offering, and the remaining discount on the redeemable preferred stock and subordinated note of approximately $787,000 and $405,000, respectively, were charged to retained earnings and bridge financing expenses, respectively, in the accompanying 1996 consolidated balance sheet and income statement, respectively.

     May 1996 Acquisitions

          In May 1996, the Company acquired substantially all of the assets and assumed certain liabilities of three companies acquired in three separate transactions for an aggregate purchase price of $5.2 million. Two of these acquisitions provided the Company with nursing services in the Tampa/St. Petersburg, Florida market and one provided mobile diagnostic services in the Tampa and Palm Harbor, Florida markets. The purchase price was comprised of cash, seller notes and 101,401 shares of the Company's common stock valued at $1,275,000.

  Fiscal 1995 Acquisitions

       HPI Acquisition

          In July 1994, the Company purchased substantially all of the assets and assumed certain liabilities of a company, located in Colmar, Pennsylvania (the "HPI Acquisition") for $1.1 million, comprised of cash and a seller note. This company specialized in pediatric home care services in the Eastern Pennsylvania and Southern New Jersey markets.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     Delaware Acquisition

       In March 1995, the Company acquired substantially all the assets and assumed certain liabilities of a company in Newark, Delaware (the "Delaware
Acquisition").   This acquisition provided the Company with nursing, respiratory therapy and durable medical equipment services in Delaware and Maryland. The aggregate initial purchase price of $5.2 million for this acquisition was comprised of cash, a seller note and 100,000 shares of the Company's Class B
common stock.   Additionally,  the Company is making certain earnout payments aggregating $725,000 to the sellers through June, 1998.

       At the option of the holder, the Company is required to repurchase the stock issued in connection with this acquisition for $5 per share at the occurrence of certain events. This stock is reflected as redeemable stock in the accompanying consolidated balance sheet at its redemption value of $500,000. The redemption provisions expire in April, 1997.

     Alpha Acquisition

       In May 1995, the Company acquired substantially all the assets and assumed certain liabilities of a durable medical equipment company located in New Jersey (the "Alpha Acquisition") for initial consideration of $1.45 million, comprised of cash, seller notes and 40,000 shares of the Company's Class B
common stock valued at $273,500.   Additionally, the Company is making certain
earnout payments aggregating  $323,000 to the sellers through May, 1999.

       The following unaudited pro forma summary information combines the consolidated results of operations of the Company and the Fiscal 1996 Acquisitions and Fiscal 1995 Acquisitions, assuming the acquisitions had occurred at the beginning of each of the following fiscal years:

                                                             1995       1996
                                                             ----       ----
                                                              (Unaudited)
     Net revenues                                        $83,641,294 $97,962,461

     Income before income taxes and extraordinary item     2,821,541   6,113,432

     Income per share before extraordinary item                 0.22        0.43

     Net income                                            1,609,583   2,449,825

     Net income per share                                 $     0.22 $      0.25


       The pro forma results presented above do not necessarily represent results which would have occurred if the respective acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

3.  Property and Equipment

       At June 30, 1995 and 1996, property and equipment consisted of:

                                                    1995          1996
                                                 ----------    ----------
   Equipment held for rental                     $3,411,395    $7,278,597
   Capitalized leases                             1,247,965     1,894,792
   Furniture, fixtures and equipment              1,629,766     2,808,000
   Leasehold improvements                           244,201       268,440
                                                 ----------    ----------
                                                  6,533,327    12,249,829
   Less accumulated depreciation                  2,455,702     3,803,062
                                                 ----------    ----------
                                                 $4,077,625    $8,446,767
                                                 ==========    ==========

       Depreciation on equipment held for rental, which was included in patient care costs, was $224,667, $336,587, and $1,090,563 for fiscal 1994, 1995 and
1996, respectively.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.  Other Assets

       At June 30, 1995 and 1996, other assets consisted of:

                                                       1995          1996
                                                    -----------   -----------
  Deferred financing costs                          $   490,266   $   455,680
  Other intangibles                                     359,800       359,800
  Workers compensation trust assets                     210,677       272,638
  Deposits                                              151,128       206,526
  Other investments                                       1,289         1,289
                                                    -----------   -----------
                                                      1,213,160     1,295,933
  Less accumulated amortization                         228,568       285,603
                                                    -----------   -----------
                                                    $   984,592   $ 1,010,330
                                                    ===========   ===========

5.  Long-term Debt

       At June 30, 1995 and 1996, long-term debt consisted of:

                                                         1995         1996
                                                    -----------   -----------
Senior Credit Facilities:
   Revolving Facility                                $4,965,000    $9,920,000
   Acquisition Facility                               3,713,778     2,975,000
13.0% Senior Subordinated Note                        1,807,444             -
11.5% Senior Subordinated Note                        1,108,034             -
Sellers notes with interest rates of
   approximately 8%, principal and interest due
   monthly through fiscal year 2000                   2,385,928     3,872,130
Other debt (including  capitalized leases), rates
   generally fixed from 7% to 18% through fiscal
   year 2001                                            528,713     1,171,337
                                                    -----------   -----------
                                                     14,508,897    17,938,467
  Less current maturities                             1,921,347     1,801,402
                                                    -----------   -----------
                                                    $12,587,550   $16,137,065
                                                    ===========   ===========


  Senior Credit Facilities

       The Company's Senior Credit Facilities consisted of a revolving facility and an acquisition facility as amended from time to time under the Amended and Restated Credit Agreement (the "Credit Agreement") with an institutional lender. The amendments generally were made to accommodate the Company's growth and reflect favorable changes in the Company's leverage resulting from the Offering. The amendments resulted in, among other provisions, decreases in applicable interest rates, increases in total commitment availability, and extensions of maturities. The weighted average interest rate on borrowings outstanding at June 30, 1996 was approximately 7%. The amount outstanding under the Acquisition Facility at June 30, 1995 was repaid in November 1995 with a portion of the net proceeds from the Offering.

       On August 22, 1996, the Company entered into a Second Amended and Restated Credit Agreement (the "Second Credit Agreement"), maturing August 22, 1999, with a syndicate of lenders to borrow up to $50 million. The Second Credit Agreement was used to refinance $17.6 million of amounts outstanding under the Credit Agreement, related accrued interest and transaction fees. See
Note 12 for a discussion of acquisitions financed under the Credit Agreement
subsequent to June 30, 1996 but before August 22, 1996.   The Second Credit
Agreement consists of (i) a Revolving facility with a commitment of up to $20 million for general corporate purposes, which includes a commitment to issue up to $10 million of letters of credit and (ii) an Acquisition facility with a commitment of up to $30 million for permitted acquisitions, as defined in the agreement. The Company may exchange available commitments between the facilities.

       Funds advanced under the Second Credit Agreement bear interest on the outstanding principal at a fluctuating rate based on either (i) the announced prime rate of the agent bank (the "Prime Rate") or (ii) the London Interbank
Borrowing Rate ("LIBOR") as elected from time to time by the Company.   Interest
is payable monthly if a rate based on the Prime Rate is elected or at the end of the LIBOR period (but in any event not to exceed 90 days) if a rate based on LIBOR is elected. The Company elected various rates on the initial outstanding borrowing of the Second Credit Agreement representing a weighted average interest rate of 6.7% per annum as of August 22, 1996. The Company must pay an annual commitment fee equal to 0.375% of the unused portion of the facilities.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

       The Company is required to make principal repayments on the facilities under the Second Credit Agreement upon the permitted sale of certain assets. The Second Credit Agreement limits, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets or acquire the capital stock or assets of another business, and prohibits payment of dividends. The Second Credit Agreement also requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. Indebtedness under the Second Credit Agreement is collateralized by a pledge of 100% of the stock of all existing and future subsidiaries of the Company.

     Senior Subordinated Debt

       In June 1992, the Company entered into an agreement with Summit Ventures II, L.P. and Summit Investors II, L.P., ("Summit"), whereby the Company received $2,511,813 in exchange for a $2,500,000 Senior Subordinated Note (the "Summit
Note") and 1,181,259 shares of Class C common stock.   The Company recorded a
discount on the Summit Note of $1,205,557, representing proceeds ascribed to the Class C common stock, which was being amortized using the interest method over
the life of the debt.   The unamortized portion of the discount was $692,556 at
June 30, 1995.

       In March 1995, the Company entered into an agreement with a financing institution whereby the Company issued a $2,000,000 senior subordinated note payable (the "Subordinated Note") and warrants to purchase 180,013 shares of
Class B common stock to finance a portion of the Delaware Acquisition.   The
Company issued additional warrants to the financing institution to purchase 2,195 shares of Class B Common Stock, in connection with an unrelated transaction. The Company recorded a discount on the Subordinated Note of $934,441, representing value ascribed to the warrants, which was being amortized using the interest method over the life of the debt. The unamortized portion of the discount was $891,966 at June 30, 1995.

       The Summit Note and the Subordinated Note were repaid in November 1995 with a portion of the net proceeds from the Offering. The Company recorded an extraordinary loss of $1,160,697, net of estimated income taxes of approximately $660,000, related to the write-off of deferred financing costs and the remaining unamortized discounts on these notes.

       Maturities of long-term debt, including capitalized lease obligations, for the next five fiscal years are as follows:

                      1997                 $ 1,801,402
                      1998                   1,677,275
                      1999                   1,044,061
                      2000                  13,278,389
                      2001                     137,340
                                           -----------
                                           $17,938,467
                                           ===========

6.  Capital Stock

     Recapitalization

       Upon consummation of the Offering in November 1995, the Company implemented a plan of recapitalization (the "Recapitalization") and amended its Articles of Incorporation to authorize the issuance of up to 20,000,000 shares of no par value common stock and up to 10,000,000 shares of preferred stock of such classes and series and with such voting powers, designations, preferences, rights and restrictions as may be established by the Board of Directors.

       Additionally, each share of the Company's Class A common stock (five votes per share), Class B common stock (one vote per share) and Class C common stock (2.36 votes per share) outstanding prior to the Offering was canceled and exchanged for one share each of the Company's new no par value common stock. Holders of the no par value common stock are entitled to one vote per share. The Recapitalization also caused each share of the Company's Series A Preferred Stock held in the treasury before the Offering to be canceled, and provided for the redemption and cancellation of the Company's Series B and Series C Preferred Stock at their par values of $10.00 per share plus accrued and unpaid dividends, aggregating approximately $2.7 million. The Series C Preferred Stock was issued in connection with the Tampa Acquisition (see Note 2).

     Conversion and Redemption Rights

       The Class A and C common shares were convertible, at the option of the holder, on a share for share basis into Class B

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

common stock. Additionally, the Class C common shares could be redeemed by Summit in the event the Company consummated a qualified public offering or at any time after June 30, 1999, at the then current fair market value of the shares. As a result of these shares being redeemable at the option of the holder, all issued and outstanding shares and related additional paid-in capital pertaining to such shares were classified outside of stockholders' equity in the 1995 consolidated balance sheet. See "Recapitalization."

     Stock Subscriptions Receivable

       During fiscal 1993 and 1994, a total of 190,730 shares of Class B common stock were issued to certain management shareholders for $1.00 a share and were financed by the Company through notes bearing interest at 8% per annum. These notes may be forgiven contingent upon a five-year, profit-performance criteria. The profit-performance criteria were met for each subsequent fiscal year, with the remaining balance of the notes classified as stock subscriptions receivable in the accompanying consolidated statements of stockholders' equity.

     Preferred Stock Transactions

       The following is a summary of the preferred stock transactions for fiscal 1994, 1995 and 1996:


                                                          Series B                 Series C
                                                   ---------------------     ----------------------
                                                    Shares      Amount         Shares      Amount
                                                    ------      ------         ------      ------
Balance outstanding, July 1, 1993                    60,000    $ 650,000      -            -
Payment of preferred dividends                       -           (50,000)     -            -
Accrued and unpaid dividends                         -            56,400      -            -
                                                   --------    ---------     --------   -----------
Balance outstanding, June 30, 1994                   60,000      656,400      -            -
Payment of preferred dividends                       -           (60,000)     -            -
Accrued dividends                                    -            63,600      -            -
                                                   --------    ---------     --------   -----------
Balance outstanding, June 30, 1995                   60,000      660,000      -            -
Issuance of  Series C preferred stock                -           -           200,000     2,000,000
Accrued dividends                                    -           24,864       -             25,556
Redemption of preferred shares and dividends        (60,000)   (684,864)    (200,000)   (2,025,556)
                                                   --------    ---------     --------   -----------
Balance outstanding at June 30, 1996                 -           -            -            -
                                                   ========    =========     ========   ===========

7. Warrants and Options

     Warrants

       In June 1992, the Company issued 88,567 warrants to a financing institution to purchase Class B common stock at an exercise price of $.20 per share. In March 1995, the Company redeemed these warrants for $200,000, in connection with the signing of the Subordinated Note, and issued warrants to purchase an aggregate of 182,208 shares of Class B Common Stock at an exercise price of $.20 per share (see Note 5, Senior Subordinated Debt). These warrants were exercised during fiscal 1996.

       Warrants to purchase 155,414 shares of Class C Common Stock at an exercise price of $.01 were issued in September 1995, in connection with the Tampa Acquisition (see Note 2, Tampa Acquisition). These warrants were exercised during fiscal 1996. Additionally, during fiscal 1996, warrants to purchase an aggregate of 60,772 shares of Class B Common Stock were exercised. Warrants remaining outstanding at June 30, 1996 permit the holders to purchase an aggregate of 25,000 shares of common stock for an exercise price of $2.54 per share. These warrants expire June 30, 1997.

     Stock Option Plan

       In September 1995, the Company's stockholders approved the 1995 Employee and Consultant Equity Plan (the "Option Plan") and authorized the reservation of up to 600,000 shares of the Company's common stock for issuance under this plan. The

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


Option Plan replaced the amended and restated 1985 Incentive Compensation Plan (the "1985 Plan"). The Option Plan provides for the granting of options to purchase shares of the Company's common stock to officers, directors, employees and consultants of the Company. Options issued under the Option Plan may be
qualified or non-qualified grants.   The exercise price of qualified option
grants cannot be less than 100% of the fair market value of the shares on the
date of grant.    Options generally vest over a three-year period and generally expire between five to ten years from the date of grant.

       The following is a summary of option transactions and exercise prices during fiscal 1996:


                                                      Price per share
                                               -------------------------------------
                                 Options       Weighted Average       Range
                                 -------      ------------------      -----
       Outstanding at
        July 1, 1993             18,500        $2.51               $2.15 to $3.00
       Granted                   30,000        $1.03               $0.20 to $2.75
                                -------
       Outstanding at
        June 30, 1994            48,500        $1.59               $0.20 to $3.00
       Granted                   23,000        $1.08               $1.00 to $2.75
       Exercised                (10,000)       $0.20                    $0.20
                                -------
       Outstanding at
        July 1, 1995             61,500        $1.63               $1.00 to $3.00
       Granted                  293,500        $7.84               $7.50 to $10.00
       Exercised                (26,500)       $2.45               $1.00 to $3.00
                                -------
       Outstanding at
        June 30, 1996           328,500        $7.11               $1.00 to $10.00
                                =======
       Exercisable at
        June 30, 1996            94,167        $6.35               $1.00 to $7.50
                                =======

       Options outstanding at June 30, 1996 include 35,000 options issued under the 1985 Plan exercisable at $1.00 per share and which expire from October 1996 through June 1998. The remaining options outstanding at June 30, 1996 are exercisable at a weighted average price of $7.84 per share and expire from November 2000 through April 2006.

8.   Commitments and Contingencies

       The Company leases certain office facilities and other equipment under noncancelable leases for terms ranging from one to six years with certain renewal options. Future minimum lease payments under these leases for the next five years are as follows:

                                                Capital Leases  Operating Leases
                                                --------------  ----------------
               1997                                 $  446,411        $  975,569
               1998                                    303,534           750,599
               1999                                    203,682           301,997
               2000                                    189,089           187,385
               2001                                    150,079            82,437
                                                    ----------        ----------
               Total minimum lease payments          1,292,795        $2,297,987
                                                                      ==========
               Less amount representing interest       239,258
                                                    ----------

               Present value of net minimum
                future capital lease payments       $1,053,537
                                                    ==========

       Total rent expense under operating leases amounted to $1,070,704, $1,605,639 and $2,902,660 for fiscal 1994, 1995 and 1996, respectively, including rent expense on equipment which is subleased to patients and included in patient care costs of $247,663, $563,499 and $1,463,035, respectively.

          The Company maintains medical malpractice and general liability insurance coverage through non-captive insurance companies.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

       The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     9.   Employee Benefit Plans

       The Company has a profit-sharing plan that covers substantially all employees who become eligible to participate, upon completion of six months of continuous service. Vesting occurs over a three- to seven-year schedule. Benefits become fully vested upon reaching normal retirement age, or the participants' permanent disability or death. Contributions to the plan are made at the Company's discretion, not to exceed the maximum amount deductible under the Internal Revenue Code. Expense under the profit sharing plan amounted to $450,000 for each of fiscal 1994 and 1995. The Company made no contributions to this plan in fiscal 1996. The Company also provides a defined contribution 401(k) plan available to substantially all employees who become eligible to participate in the plan. The Company does not make contributions under this plan.

10.   Income Taxes

       The provision (benefit) for income taxes for the following fiscal years consisted of:

                               1994       1995         1996
                             --------  -----------  -----------
       Currently payable:
       Federal               $355,677  $1,115,081   $2,077,371
       State                  184,074     451,947      332,710
                             --------  ----------   ----------
                              539,751   1,567,028    2,410,081
                             --------  ----------   ----------
       Deferred:
       Federal                 55,004    (402,010)    (102,764)
       State                   22,060     (99,434)      40,842
                             --------  ----------   ----------
                               77,064    (501,444)     (61,922)
                             --------  ----------   ----------
                             $616,815  $1,065,584   $2,348,159
                             ========  ==========   ==========

       A reconciliation of the U.S. Federal income tax rate to the effective tax rate were as follows:


                                                            1994   1995   1996
                                                            -----  -----  -----
       U.S. Federal income tax rate                           34%    34%    34%
       State income taxes, net of Federal income tax
        benefit                                               10      9      5
       Other                                                   2      -      2
                                                            ----   ----   ----
       Effective income tax rate                              46%    43%    41%
                                                            ====   ====   ====

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

       Deferred tax assets (liabilities) were comprised of the following:

                                           1995        1996
                                           ----        ----
       Allowance for doubtful accounts    $618,634   $ 699,354
       Inventory                            30,899      30,964
       Vacation reserve                    172,929     181,428
       Other                                     -      19,354
                                          --------   ---------
           Gross deferred tax assets       822,462     931,100
                                          --------   ---------
       Depreciation and amortization       (98,428)   (145,146)
                                          --------   ---------
           Gross deferred tax liabilities  (98,428)   (145,146)
                                          --------   ---------
       Valuation allowance                 (50,000)    (50,000)
                                          --------   ---------
           Net deferred tax asset         $674,034   $ 735,954
                                          ========   =========

       The Company established a valuation allowance during the year ended June 30, 1994 of $50,000 against net deferred tax assets upon the adoption of SFAS No. 109, due primarily to the uncertainties as to the ultimate realizability of certain deferred tax assets.

11.   Supplemental Cash Flow Information

    Supplemental disclosure of
     cash flow information
                                      1994        1995          1996
                                      ----        ----          ----
Cash paid during the year for:
     Interest                       $484,520   $1,043,487   $ 1,464,237
                                   =========   ==========   ===========
     Income taxes                   $958,168   $  409,431   $ 1,429,578
                                   =========   ==========   ===========

Noncash investing and
 financing activities:
     Accrued and unpaid
      dividends on preferred
      stock                         $ 56,400   $   60,000        -
                                   =========   ==========   ===========
     Capital lease obligations
      incurred                      $337,290   $  303,192   $   744,315
                                   =========   ==========   ===========
     Issuance of warrants in
      connection with
      subordinated notes payable       -       $  934,441        -
                                   =========   ==========   ===========
     Issuance of warrants in
      connection with Tampa
      Acquisition bridge
      financing                        -            -       $ 1,192,029
                                   =========   ==========   ===========
     Conversion of
      subordinated note to
      400,000 shares of
      common stock, no par value        -            -      $ 3,000,000
                                   =========   ==========   ===========
     Write-off of Series C
      preferred stock
      discount                         -            -       $   786,739
                                   =========   ==========   ===========
Acquisitions:
Assets acquired                        -       $8,775,599   $24,827,922
Less:
     Liabilities assumed and
      acquisition costs                -          378,296     2,390,532
     Issuance of subordinated
      seller notes and
      convertible note                 -        2,550,000     5,400,000
     Issuance of common stock          -          773,500     1,275,000
     Capital lease obligations
      assumed                          -           80,621        69,394
                                   ---------   ----------   -----------
     Cash paid, net of cash
      acquired                         -       $4,993,182   $15,692,996
                                   =========   ==========   ===========

          HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


Recapitalization:
Class A common stock               -            -       $  (109,824)
Class B common stock               -            -          (173,002)
Class C common stock               -            -        (1,217,370)
Redeemable Class B common
 stock                             -            -          (500,000)
Additional paid-in capital         -            -        (3,503,631)
Treasury stock                     -            -           290,730
Redeemable common stock, no
 par value                         -            -           500,000
Common stock, no par value         -            -         4,713,097
                               =========   ==========   ===========
                                   -            -             -
                               =========   ==========   ===========

12. Subsequent Events

  Acquisitions

          In August 1996, the Company acquired substantially all of the assets and assumed certain liabilities of a durable medical equipment and respiratory therapy company located in Scranton, Pennsylvania and a home infusion therapy company located in Sarasota, Florida for an aggregate purchase price of $4.3 million. The durable medical equipment company provides services in the Scranton/Wilkes Barre, Pennsylvania market and the infusion therapy company provides services encompassing from the Ft. Myers, Florida market to the Tampa/St Petersburg, Florida market. The aggregate purchase price for these acquisitions was comprised of cash, sellers notes payable, and 61,262 shares of the Company's common stock valued at $675,000.

     On September 10, 1996, the Company signed a definitive agreement to merge Home Health Systems, Inc. and its subsidiaries (collectively "HHSI") into the
Company.   HHSI, headquartered in Phoenixville, Pennsylvania,  provides durable medical equipment and infusion and respiratory therapy services in Mount Laurel, New Jersey, Columbia, Maryland and Chicago, Illinois. This acquisition, which is to be accounted for as a pooling of interests, is expected to close within 65 days of the signing of the definitive agreement.

     On September 10 and 17, 1996, the Company signed definitive agreements to acquire substantially all of the assets and assume certain liabilities of a durable medical equipment and respiratory company located in Bristol, Pennsylvania and a nursing services company located in Berlin and Salisbury, Maryland. These acquisitions, which are to be recorded using the purchase method of accounting, are expected to close by September 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information required by this item is incorporated herein by reference to the Company's proxy statement to be filed with respect to the 1996 annual meeting of stockholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

          Information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this item is incorporated herein by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:
                                                                           Page
               (1)  Financial Statements:                                 Number
                                                                          ------
                        Report of Independent Accountants                     22

                        Consolidated Balance Sheets
                         as of June 30, 1995 and 1996                         23

                        Consolidated Statements of Income for the
                         fiscal years ended June 30, 1994, 1995 and 1996      25

                        Consolidated Statements of Cash Flows for
                         the fiscal years ended June 30,
                         1994, 1995 and 1996                                  26

                        Consolidated Statements of Stockholders'
                         Equity for the fiscal years ended June 30,
                         1994, 1995 and 1996                                  28

                        Notes to Consolidated Financial Statements            29


               (2)  Financial Statement Schedules:


                        II - Valuation and Qualifying Accounts for each of
                        the three years in the period ended June 30, 1996    S-2


               (3)  Exhibits:

                        The exhibits required to be filed are listed in
                        the exhibit index.                                    43

          (b)  Current Reports on Form 8-K:

               The Company did not file a report on Form 8-K during the quarter ended June 30, 1996.

                               POWER OF ATTORNEY

       The Registrant and each person whose signature appears below hereby appoint Bruce J. Feldman and Bruce J. Colburn as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually, and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HOME HEALTH CORPORATION OF AMERICA, INC.

                                  By:  /s/ Bruce J. Colburn
                                  ______________________________________________
                                       (Bruce J. Colburn,
                                       Chief Financial Officer and Chief
                                       Accounting Officer)

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                        Title                      Date
- --------------------------    ---------------------------    ------------------

                              President,  Chief Executive    September 20, 1996
/s/ Bruce J. Feldman          Officer, Director and
- --------------------------    Chairman of the Board
(Bruce J. Feldman)

/s/ Bruce J. Colburn          Chief Financial Officer and
- --------------------------    Chief Accounting Officer       September 20, 1996
(Bruce J. Colburn)

/s/ G. Michael Bellenghi
- --------------------------    Director                       September 20, 1996
(G. Michael Bellenghi)

/s/ Harvey Machaver
- --------------------------    Director                       September 20, 1996
(Harvey Machaver)

/s/ Joseph Trustey
- --------------------------    Director                       September 20, 1996
(Joseph Trustey)

                                 EXHIBIT INDEX



  Exhibit No.  Description
 ------------  -----------
*3.1           Amended and Restated Articles of Incorporation of the Company.
*3.2           Amended and Restated Bylaws of the Company.
*9.1           Voting Trust Agreement between William Moses and Andra H. Moses and Bruce J. Feldman.
*9.2           Voting Trust Agreement between Steven R. Altshuler and Jane
               Altshuler and Bruce J. Feldman.
*10.1          Registration Rights Agreement among the Company, Summit Ventures
               II, L.P., and Summit Investors II, L.P.
*10.2          Additional Investment Agreement among the Company, Summit
               Ventures II, L.P., Summit Investors II, L.P., Bruce J. Feldman,
               and Andrew J. Bednarski.
*10.3          Asset Acquisition Agreement among Home Care Medical Supply and
               Equipment, Inc., Alpha Home Care Services, Inc., Joel Schreiber,
               and Joseph J. D'Alessandro, including schedules and exhibits thereto.
*10.4          Subordination Agreement among CoreStates Bank, N.A., Summit
               Ventures II, L.P., Summit Investors II, L.P., CoreStates
               Enterprise Fund, and Alpha Home Care Services, Inc.
*10.5          Stock Purchase Agreement by and between Home Health Care
               Corporation of Delaware, Inc., William Moses, Milton Altshuler,
               Steven R. Altshuler, and Jane Altshuler, relating to Delaware
               Acquisition.
*10.6          Asset Acquisition Agreement between HHCDME, Inc., and Master
               Medical Supply Co., Inc., relating to Delaware Acquisition.
*10.7          Asset Acquisition Agreement between HHCD, Inc., and Professional
               Home Health Care Agency, Inc., relating to Delaware Acquisition.
*10.8          Indemnification Agreement relating to Delaware Acquisition.
*10.9          Agreement among Home Health Care Corporation of Delaware, Inc.,
               HHCD, Inc., HHCDME, Inc., Master Medical Supply Co., Inc.,
               Professional Home Health Services, Inc., Professional Home Health
               Care Agency, Inc., William Moses, Andra H. Moses, Steven R.
               Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
*10.10         Full Payment Guaranty of the Company relating to Delaware
               Acquisition.
*10.11         Subordination Agreement among CoreStates Bank, N.A., Summit
               Ventures II, L.P., Summit Investors II, L.P., CoreStates
               Enterprise Fund, and parties to Delaware Acquisition transaction documents.
10.12          Separation Agreement by and between Home Health Corporation of
               America, Inc., Home Health Corporation of Delaware, Inc., HHCD,
               Inc., HHCDME, Inc., Steven R. Altshuler, Jane E. Altshuler,
               William W. Moses and Andra H. Moses.

*10.13         Asset Purchase Agreement between Pennsylvania Home Care, Inc. and
               Healthcare Professionals, Inc.
*10.14         Lease between the Company and Swedeland Road Corporation,
               relating to the Company's principal executive offices.
*10.15         Employment Agreement between the Company and Bruce J. Feldman.
*10.16         Employment Agreement between the Company and Fred J. Nicholas.
*10.17         Employment Agreement between the Company and James J. Swiniuch.
*10.18         Employment Agreement between the Company and Joseph Grilli.
*10.19         1995 Employee and Consultant Equity Plan.
*10.20         1984 Employee Stock Option Plan (Qualified and Non-Qualified), as
               amended and restated.
*10.21         Consent and Amendment to Note and Stock Purchase Agreement, dated
               September 29, 1995, among the Company, certain subsidiaries of the Company, Summit Ventures II, L.P. and Summit Investors II,
               L.P.
*10.22         Subordination Agreement, dated September 29, 1995, among
               CoreStates Bank, N.A., Summit Ventures II, L.P., Summit Investors
               II, L.P., Summit Subordinated Debt Fund, L.P., CoreStates
               Enterprise Fund and Preferred Diagnostic Services, Inc.
*10.23         Asset Acquisition Agreement among the Company, Home Health
               Corporation of America, Inc. - Tampa, Preferred Diagnostic &
               Medical Services, Inc., Preferred Diagnostic Services, Inc., G&S
               Industries, Inc., and Joel M. Grossman, Jeffrey Grossman, Joseph
               Sterensis, Barbara Sterensis and Richard Levitt.

*10.24         Registration Rights Agreement, dated September 28, 1995, among the Company, a subsidiary of the Company, Preferred Diagnostic &
               Medical Services, Inc. and Preferred Diagnostic Services, Inc.
10.25          Second Amended and Restated Credit Agreement dated August 22,
               1996 among Home Health Corporation of Delaware, Inc. and
               CoreStates Bank, N.A. (as Agent)
11.1           Computation of Primary Earnings per Share for each of the three years in the period ended June 30, 1996
11.2           Computation of Fully-diluted Earnings per Share for each of the three years in the period ended June 30, 1996
21.1           Subsidiaries of the Company
23.1           Consent of Independent Accountants
27             Financial Data Schedules


     * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-96888) dated November 8, 1996, as amended.

     REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE


Our report on the consolidated financial statements of Home Health Corporation of America, Inc. and subsidiaries is included on page 22 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14.(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 30, 1996

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
             for each of the three fiscal years ended June 30, 1996

                                                                               Description
                                                ---------------------------------------------------------------------------
                                                    Balance at
                                                   beginning of     Charged to costs                      Balance at end
                                                       year           and expenses        Deductions          of year
                                                ------------------ ------------------ ------------------ ------------------
                  1996
                  ----
Allowance for doubtful accounts                      $1,548,908         $2,848,490        $2,244,902        $2,152,496
Inventory valuation allowance                            40,000                  -            40,000                 -
Deferred income tax valuation allowance                  50,000                  -                 -            50,000


                  1995
                  ----
Allowance for doubtful accounts                         623,119          1,528,034           602,245         1,548,908
Inventory valuation allowance                            40,000             50,000            50,000            40,000
Deferred income tax valuation allowance                  50,000                  -                 -            50,000


                  1994
                  ----
Allowance for doubtful accounts                         683,406            697,572           757,859           623,119
Inventory valuation allowance                            40,000                  -                 -            40,000
Deferred income tax valuation allowance                       -             50,000                 -            50,000
