Form 10-Q
period 1996-09-30
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1996-11-14
CIK 1000685

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

(Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                       or
   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

Commission File Number:   0-26938

                Home Health Corporation of America, Inc.
------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

      Pennsylvania                               23-2224800
----------------------------------------    ----------------------------
 (State or other jurisdiction of                (IRS Employer
 incorporation or organization)               Identification No.)

  2200 Renaissance Boulevard
      Suite 300
  King of Prussia, PA                              19406
----------------------------------------    -----------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (610)272-1717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    YES   [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

           Class                   Outstanding at November 1, 1996
           -----                   --------------------------------
Common stock, no par value              8,103,340 Shares

                                      Exhibit index is located on page 17

                    HOME HEALTH CORPORATION OF AMERICA, INC.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS
                                                                         Page
                                                                        Number
                                                                        ------

PART I: FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Consolidated Statements of Income for the three months
               ended September 30, 1996 and 1995                           3

               Consolidated Balance Sheets as of September 30, 1996
               and June 30, 1996                                           4

               Consolidated Statements of Cash Flows for the three
               months ended September 30, 1996 and 1995                    6

               Notes to Consolidated Financial Statements                  7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10

PART II: OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                16

EXHIBIT INDEX                                                             17

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                     (in thousands, except per share data)

                                                  Three months ended
                                                    September 30,
                                           --------------------------------
                                               1995            1996
                                               ----            ----

Net revenues............................         $18,808         $25,302


Costs and expenses:
   Patient care costs...................           9,184          12,226
   General and administrative...........           7,687           8,819
   Provision for doubtful accounts......             487             906
   Depreciation.........................             156             260
   Amortization.........................              81             355
   Interest expense, net................             504             431
                                                 -------         -------
      Total expenses....................          18,099          22,997

Income before income taxes..............             709           2,305

Provision for income taxes..............             318             899
                                                 -------         -------
   Net income...........................         $   391         $ 1,406
                                                 =======         =======

Per share data:

Net income available to common
 stockholders...........................         $   375         $ 1,406
                                                 =======         =======
Net income per common and common
equivalent share........................           $0.10           $0.17
                                                 =======         =======
Weighted average shares used in
 computing net income per common and
 common equivalent share................           3,665           8,182
                                                 =======         =======


    See accompanying notes to unaudited consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 (in thousands)

                                                June 30,         September 30,
                   ASSETS                          1996               1996
                   ------                     -------------     ---------------
Current assets:

     Cash and cash equivalents................      $ 1,331             $ 2,041

     Accounts receivable, net of allowance
     for doubtful accounts of $2,152 and
     $2,345, respectively.....................       25,964              28,525

     Inventories, net.........................        1,359               1,584

     Prepaid expenses and other
       current assets.........................          658                 688

     Deferred income taxes....................          862                 862
                                                    -------             -------

         Total current assets.................       30,174              33,700

Property and equipment, net...................        8,447               9,184

Goodwill, net of accumulated amortization
  of $1,123 and $1,458, respectively.........        26,540              31,051

Other assets, net.............................        1,010               1,054
                                                    -------             -------

         Total assets.........................      $66,171             $74,989
                                                    =======             =======

                  LIABILITIES
                  -----------

Current liabilities:

     Current maturities of long-term debt.....      $ 1,801             $ 3,409

     Accounts payable.........................        2,668               2,353

     Accrued salaries and related employee
       benefits................................       2,161               2,277

     Other accrued expenses and current
       liabilities.............................       3,008               1,660

     Income taxes payable......................         552                 966
                                                    -------             -------

         Total current liabilities.............      10,190              10,665

Long-term debt.................................      16,137              22,566

Other noncurrent liabilities...................         869                 698

Deferred income taxes..........................         126                 126

Common stock, redeemable, no par value,
  100 shares issued and outstanding,
  stated at redemption value of $5.00
  per share....................................         500                 500


                                   Continued

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                (in thousands)

                                                June 30,         September 30,
                                                   1996               1996
                                              -------------     ---------------

Stockholders' equity:

Preferred stock (undesignated), no par
     value,  no shares and 10,000 shares
     authorized; no shares issued and
     outstanding..............................     -                   -

Common stock, no par value, no shares
     and 20,000 shares authorized;
     7,890 and 8,090, outstanding.............       33,725              34,400

Retained earnings.............................        4,642               6,048
                                                    -------             -------

                                                     38,367              40,448

Stock subscriptions receivable................          (18)                (14)
                                                    -------             -------

     Total stockholders' equity...............       38,349              40,434
                                                    -------             -------


         Total liabilities and
           stockholders' equity...............      $66,171             $74,989
                                                    =======             =======





     See accompanying notes to unaudited consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)


                                                    For the three months ended
                                                            September 30,
                                                   -----------------------------
                                                      1995              1996
                                                      ----              ----
Cash flows provided by (used in)
  operating activities:

  Net income.....................................         $391          $1,406

  Adjustments to reconcile net income to
    net cash provided by operating activities:

    Depreciation, amortization and other.........          445           1,055

    Provision for doubtful accounts..............          487             906

    Net changes in certain assets and
      liabilities, net of acquisitions:

       Accounts receivable.......................         (722)         (3,017)

       Inventories...............................         (348)           (104)

       Prepaid expenses and other current
         assets..................................         (145)            (40)

       Accounts payable, accrued expenses and
         other...................................           32          (1,957)

       Income taxes payable......................         (445)            414
                                                       --------         -------
          Net cash flows used in operating
            activities...........................         (305)         (1,337)
                                                       --------         -------
Cash flows used in investing activities:

  Purchases of property and equipment............         (298)           (795)

  Cash paid for acquisitions.....................      (12,750)         (2,985)

  Increase in other assets.......................         (353)            (27)
                                                       --------         -------
          Net cash flows used in investing
            activities...........................      (13,401)         (3,807)
                                                       --------         -------
Cash flows provided by (used in)
  financing activities:

  Proceeds from long-term debt...................        1,245           6,467

  Repayments of long-term debt...................         (253)           (404)

  Borrowings from Bridge financing notes.........       13,000             -

  Payment of  preferred stock dividends..........          (10)            -

  Payment of deferred financing fees.............          -              (209)

  Proceeds from issuance of common
    stock........................................           41             -
                                                       --------         -------
          Net cash flows provided by financing
            activities...........................       14,023           5,854
                                                       --------         -------

Net  increase in cash and cash
  equivalents....................................          317             710

Cash and cash equivalents, beginning of
  quarter........................................          259           1,331
                                                       --------         -------

Cash and cash equivalents, end of
  quarter........................................         $576          $2,041
                                                       ========         =======

     See accompanying notes to unaudited consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

 The accompanying unaudited consolidated financial statements of Home Health Corporation of America, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, although the June 30, 1996 balance sheet was derived from audited financial statements, it does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   Acquisitions

In the first quarter of fiscal 1997, the Company acquired the assets of (i) Dailey Resources, Ltd., a provider of durable medical equipment and respiratory therapy services with $1.8 million in aggregate net revenues for the twelve month period ended December 31, 1995, and operations in Scranton, Pennsylvania,
(ii) National Home Infusion, Inc., a provider of infusion therapy services with $1.3 million in aggregate net revenues for the twelve month period ended September 30, 1995, and operations in Sarasota, Florida, and (iii) Eastern Shore Health Services, Inc., a provider of home nursing services with $3.6 million in aggregate net revenues for the twelve month period ended June 30, 1996, and operations in Berlin and Salisbury, Maryland (collectively, the "Fiscal 1997 Acquisitions"). The aggregate purchase price for the Fiscal 1997 Acquisitions was $5.3 million, consisting of $3.0 million in cash, $1.6 million in notes and 61,262 shares of Common Stock. Unaudited pro forma financial information is not presented due to immateriality.

The Fiscal 1997 Acquisition purchase prices have been allocated to identifiable assets, principally accounts receivable, equipment and inventory. The excess of the purchase prices over the fair value of the net assets acquired of $4.8 million was recorded as goodwill and is being amortized on a straight-line basis over 20 years.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

3.   Subsequent Events

          Completed Acquisitions

On October 1, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Medical Express, Inc., a durable medical equipment and respiratory therapy company located in Bristol, Pennsylvania with $2.5 million in net revenues for the twelve month period ended June 30, 1996. The aggregate purchase price for this acquisition was $3.2 million comprised of cash, sellers notes payable, and shares of the Company's Common Stock. This acquisition will be accounted for as a purchase.

On November 12, 1996, the Company completed the acquisition of Home Health Systems, Inc., a provider of durable medical equipment and infusion and respiratory therapy services with $8.2 million in net revenues for the twelve month period ended June 30, 1996 (the "HHSI Acquisition") and operations in New Jersey, Pennsylvania, Maryland and Illinois. As consideration, the Company issued 455,238 shares of its Common Stock, net of shares that will be treated similarly to treasury shares for accounting purposes. The HHSI Acquisition will be accounted for as a pooling of interests and, accordingly, the Company's financial statements issued for periods subsequent to the acquisition will be combined with the accounts and operations of the HHSI Acquisition, including the restatement of all prior periods presented therein. The HHSI Acquisition is not expected to have a material effect on the financial condition or results of operations of the Company for the first quarter of fiscal 1997 upon the restatement of the financial statements and notes thereto. Merger costs are expected to amount to approximately $500,000 and will be recorded in the second quarter of fiscal 1997.

          Pending Acquisitions

The Company has entered into a definitive agreement to purchase the stock of R.S.D. Management, Inc. a provider of primarily Medicare-reimbursed nursing and related patient services with $18.3 million of net revenues for the twelve month period ended June 30, 1996. The estimated aggregate consideration payable for this acquisition is $11.9 million which includes approximately $10.1 million in cash. The Company has entered into letters of intent to acquire certain assets of (i) Alternative Home Care, Inc. a provider of infusion therapy services with $6.3 million of net revenues for the twelve months ended December 31, 1995 and
(ii) LHS Holdings, Inc. a provider of primarily Medicare-reimbursed nursing and related patient services and, to a lesser extent, infusion therapy services with $16.0 million in net revenues for the twelve month period ended June 30, 1996. The estimated aggregate consideration payable for the acquisitions under letters of intent is $15.5 million, which includes approximately $12.3 million in cash. (The acquisition under a definitive agreement and the acquisitions under a letter of intent are collectively referred to as the "Pending Acquisitions.") The Pending Acquisitions will be accounted for as purchases.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

3.  Subsequent Events, continued

          Registration Statement

On November 1, 1996, the Company filed with the Securities and Exchange Commission a registration statement for the sale in an underwritten public offering of 3,623,500 shares of Common Stock, excluding the underwriters' over-allotment option (the "Offering"). The Offering consists of 3,000,000 shares of Common Stock to be sold by the Company with the remaining shares to be sold by existing shareholders. Net proceeds to be received by the Company will be used to repay bank indebtedness and pay a portion of the cash consideration for the Pending Acquisitions.

4.  Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the three months ended September 30 follows.

                                                             1995         1996
                                                             ----         ----
                                                              (in thousands)
Noncash investing and financing activities:
   Acquisitions:
      Assets..............................................  $17,787       $5,689

      Less:
      Liabilities assumed and acquisition costs...........      537          404
      Issuance of seller notes............................    1,500        1,625
      Issuance of common stock............................      -            675
      Issuance of convertible subordinated note...........    3,000          -
                                                            -------       ------
      Cash paid, net of cash acquired.....................  $12,750       $2,985
                                                            =======       ======

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations

General

The financial condition and results of operations of the Company for the three months ended September 30, 1996 compared with the three months ended September 30, 1995 have been affected by both acquisitions and internal growth.

During the second and fourth quarters of fiscal 1996 the Company extended its operations into the Tampa/St. Petersburg, Florida market with the completion of the acquisition on September 30, 1995 of Preferred Diagnostic and Medical Services, Inc., a provider of respiratory therapy services and durable medical equipment with $8.7 million in aggregate net revenues for the twelve months ended June 30, 1995 and the acquisition on May 1, 1996 of three providers of home health services, including home nursing and mobile diagnostic services, with aggregate net revenues of $8.0 million for the twelve month period ended December 31, 1995. The aggregate consideration paid by the Company for these acquisitions was $22.7 million, consisting of $16.0 million in cash, $2.4 million in notes and 501,401 shares of Common Stock.

In the first quarter of fiscal 1997, the Company acquired the assets of (i) Dailey Resources, Ltd., a provider of durable medical equipment and respiratory therapy services with $1.8 million in aggregate net revenues for the twelve month period ended December 31, 1995, and operations in Scranton, Pennsylvania,
(ii) National Home Infusion, Inc., a provider of infusion therapy services with $1.3 million in aggregate net revenues for the twelve month period ended September 30, 1995, and operations in Sarasota, Florida, and (iii) Eastern Shore Health Services, Inc., a provider of home nursing services with $3.6 million in aggregate net revenues for the twelve month period ended June 30, 1996, and operations in Berlin and Salisbury, Maryland. The aggregate consideration paid by the Company for these acquisitions was $5.3 million, consisting of $3.0 million in cash, $1.6 million in notes and 61,262 shares of Common Stock.

On November 12, 1996, the Company completed the HHSI Acquisition, a provider of durable medical equipment and infusion and respiratory therapy services with $8.2 million in net revenues for the twelve month period ended June 30, 1996 with operations in New Jersey, Pennsylvania, Maryland and Illinois. As consideration, the Company issued 455,238 shares of its Common Stock, net of shares that will be treated similarly to treasury shares for accounting purposes. The HHSI Acquisition will be accounted for as a pooling of interests and, accordingly, the Company's financial statements issued for periods subsequent to the acquisition will be combined with the accounts and operations of the HHSI Acquisition, including the restatement of all prior periods presented therein. The HHSI Acquisition is not expected to have a material effect on the results of operations for the first quarter of fiscal 1997 upon the restatement of the financial statements and notes thereto. Merger costs are expected to amount to approximately $500,000, which will be recorded in the second quarter of fiscal 1997.

Results of Operations
                                            Percentage of net revenues
                                            for the three months ended
                                                  September 30,
                                            --------------------------
                                                1995          1996
                                            ------------- ------------
         Net revenues                         100.0%       100.0%

         Operating costs and expenses:

           Patient care costs                  48.8         48.3

           General and administrative          40.9         34.9

           Provision for doubtful accounts      2.6          3.6

           Depreciation                         0.8          1.0

           Amortization                         0.4          1.4

           Interest expense, net                2.7          1.7
                                                ---          ---

         Income before income taxes             3.8          9.1

         Provision for income taxes             1.7          3.5
                                                ---          ---

         Net income                             2.1%         5.6%
                                                ===          ===



Three Months Ended September 30, 1996 Compared with the Three Months Ended September 30, 1995.

Net revenues. Net revenues increased to $25.3 million during the first quarter of fiscal 1997, representing an increase of $6.5 million, or 34.5%, compared with the first quarter of fiscal 1996. Of this increase, $5.0 million resulted from an acquisition completed on September 30, 1995 and acquisitions completed during the fourth quarter of fiscal 1996 and $1.5 million resulted from internal growth at existing branch locations. Internal growth in net revenues relating to services and products other than Medicare nursing and related patient services from the first quarter of fiscal 1996 to the first quarter in fiscal 1997 was 22.0%. The growth primarily resulted from cross-selling the Company's services and products and increasing patient referrals, particularly nursing services referred to the Company by managed care organizations. During these periods, net revenues from same-branch Medicare-reimbursed nursing services decreased 8.5% as a result of the payor shift of Medicare home nursing patients to managed care organizations, particularly in the Florida market.

Total Medicare nursing visits increased 25.2% to 130,000 visits in the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996. Total non-Medicare nursing hourly and visit volume increased 14.3% and 43.2%, respectively, during the same period. The increase in Medicare visits and the increase in non-Medicare hours and visits resulted from the acquisitions of two providers of home nursing services in the Tampa/St. Petersburg, Florida market in the fourth quarter of fiscal 1996 and increased referrals. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased $4.2 million, or 88.0%, to $9.1 million in the first quarter of fiscal 1997 from $4.8 million in the first quarter of fiscal 1996 as a result of acquisitions, effective cross-selling of these services and products to the Company's nursing patients and increased referrals.

Patient care costs. Patient care costs increased to $12.2 million during the first quarter of fiscal 1997, representing an increase of $3.0 million, or 33.1%, compared with the first quarter of fiscal 1996. This increase principally related to increases in net revenues. These costs decreased as a percentage of net revenues from 48.8% to 48.3%. This resulted from the increase in the portion of net revenues from the higher-margin non-nursing services and products in the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996, somewhat offset by the reduction in margins due to increased managed care penetration, particularly in nursing and related patient services.

General and administrative expenses. General and administrative expenses increased to $8.8 million during the first quarter of fiscal 1997, representing an increase of $1.1 million, or 14.7%, compared with the first quarter of fiscal 1996. This increase principally related to increases in net revenues. These costs decreased as a percentage of net revenues from 40.9% to 34.9% due to the Company's continuing implementation of cost containment initiatives and because certain general and administrative expenses did not increase with increases in net revenues.

Provision for doubtful accounts. The provision for doubtful accounts increased to $906,000 during the first quarter of fiscal 1997, representing an increase of $418,000, or 85.8%, compared with the first quarter of fiscal 1996. This increase was due partially to increases in net revenues. In addition, bad debt expense increased as a percentage of net revenues from 2.6% to 3.6% primarily due to an increase in net revenues from managed care organizations whose approval process for authorization and payment for services is more complex than other payors resulting in more coverage and payment denials. Also, managed care organizations generally require patients to be responsible for copayments which may be difficult to collect.

Depreciation. In the first quarter of fiscal 1997, depreciation expense increased to $260,000. This represented an increase of $104,000, or 66.8%, over the first quarter of fiscal 1996. Of this increase, $65,000 related to fixed assets acquired in connection with acquisitions with the remainder resulting from capital expenditures relating to vehicles, management information systems and equipment in support of the Company's internal growth.

Amortization. In the first quarter of fiscal 1997, amortization increased to $355,000. This represented an increase of $274,000, or 337.9%, over the first quarter of fiscal 1996. This increase was attributable to amortization of goodwill arising from acquisitions in fiscal 1996 and the first quarter of fiscal 1997.

Interest expense, net. Interest expense, net, decreased $72,000, or 14.2%, to $432,000 during the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996. This decrease resulted from the repayment of $10.0 million in outstanding indebtedness during November 1995 with a portion of the net proceeds from the Company's initial public offering of common stock. Offsetting this reduction of indebtedness were increased borrowings relating to acquisitions in fiscal 1996 and fiscal 1997.

Provision for Income Taxes. The Company's effective tax rate decreased to 39.0% of pretax income for the first quarter of fiscal 1997 from 44.9% in the first quarter of fiscal 1996, principally as a result of reduced pretax income as a percentage of total pretax income relating to states with higher income tax rates.

Liquidity and Capital Resources

Working capital increased to $23.0 million at September 30, 1996 from $20.0 million at June 30, 1996, an increase of $3.0 million. The increase primarily resulted from an increase in accounts receivable of $2.6 million, or 9.9%, to $28.5 million. This increase was principally due to acquisitions, internal growth and an increase in days net revenues outstanding. The increase in days net revenues outstanding resulted from an increase in the portion of net revenues from managed care organizations. Cash flow used in operations was $1.3 million for the first quarter of fiscal 1997 compared with $305,000 used in operations in the first quarter of fiscal 1996 due primarily to the increase in accounts receivable and a $1.9 million decrease in accounts payable and accrued expenses during the first quarter of fiscal 1997.

Cash expenditures for acquisitions were $3.0 million and $12.8 million for the first quarters of fiscal 1997 and 1996, respectively. On October 1, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Medical Express, Inc., a provider of durable medical equipment and respiratory therapy services with $2.5 million in net revenues for the twelve month period ended June 30, 1996, and operations in Bristol, Pennsylvania. The aggregate consideration paid for this acquisition was $3.2 million, including $1.5 million in cash.

The Company has entered into a definitive agreement to purchase the stock of R.S.D. Management Inc., a provider of primarily Medicare-reimbursed nursing and related patient services with $18.3 million of net revenues for the twelve month period ended June 30, 1996. The estimated aggregate consideration payable for this acquisition is $11.9 million which includes approximately $10.1 million in cash. The Company has entered into letters of intent to acquire certain assets of (i) Alternative Home Care, Inc.,a provider of infusion therapy services with $6.3 million of net revenues for the twelve months ended December 31, 1995, and
(ii) LHS Holdings, Inc.,a provider of primarily Medicare-reimbursed nursing and related patient services and, to a lesser extent, infusion therapy services, with $16.0 million in net revenues for the twelve month period ended June 30, 1996. The estimated aggregate consideration payable for the acquisitions under letters of intent is $15.5 million which includes approximately $12.3 million in cash. (The acquisition under a definitive agreement and the acquisitions under a letter of intent are collectively referred to as the "Pending Acquisitions.") There can be no assurance that the Pending Acquisitions will be consummated, or if consummated, will not materially adversely affect the Company's financial condition or results of operations.

Expenditures for purchases of capital equipment were $1.1 million and $298,000 for the first quarters of fiscal 1997 and 1996, respectively, including $349,000 of purchases in fiscal 1997 funded through a secured master lease arrangement. The Company expects to spend approximately $4.6 million for capital expenditures for the remainder of fiscal 1997. The Company typically funds its capital expenditures through a secured master lease arrangement.

On November 13, 1996, the Company had $26.7 million available for working capital and acquisitions under its senior credit facilities. The Company has begun discussions with its senior lenders to increase the amount of credit available under its existing senior credit facilities. There can be no assurance that the Company will be able to negotiate an increase in the amounts available under its existing senior credit facilities.

On November 1, 1996, the Company filed with the Securities and Exchange Commission a registration statement for the sale in an underwritten public offering of 3,623,500 shares of Common Stock, excluding the underwriters' over-allotment option (the "Offering"). The Offering consists of 3,000,000 shares of Common Stock to be sold by the Company with the remaining shares to be sold by existing shareholders. Net proceeds to be received by the Company will be used to repay bank indebtedness and pay a portion of the cash consideration for the Pending Acquisitions. There can be no assurance that the Company will be able to complete the Offering.

Management anticipates the Company's available lines of credit and cash flow generated from operations will be adequate to enable the Company to fund its operations, capital expenditures and anticipated growth for at least the next twelve months.

                          PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

         2.1 Stock Purchase Agreement among HHCA, Home Health Corporation of New Hampshire, Randy DiSalvo, R.S.D. Management Services, Inc., Nursing Services Home Care, Inc. and Nursing Services Home Care, Ltd.

         11.1 Computation of primary earnings per share for the three month periods ended September 30, 1996 and 1995.

         27.0 Financial Data Schedule.


         (a)  Reports on Form 8-K.

              The registrant did not file a report on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Home Health Corporation of America, Inc.



Date:  November 14, 1996           /s/   Bruce J. Colburn
                                   --------------------------------------
                                   Bruce J. Colburn,
                                   Chief Financial and Accounting Officer

EXHIBIT INDEX
-------------

2.1 Stock Purchase Agreement among HHCA, Home Health Corporation of New Hampshire, Randy DiSalvo, R.S.D. Management Services, Inc., Nursing Services Home Care, Inc. and Nursing Services Home Care, Ltd.

11.1 Computation of primary earnings per share for the three month periods ended September 30, 1996 and 1995.

27.0  Financial Data Schedule.