Form 10-Q
period 1996-12-31
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1997-02-14
CIK 1000685

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

     (Mark One)

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996

                                       or

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

Commission File Number:   0-26938

                    Home Health Corporation of America, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                               23-2224800
---------------------------------------  --------------------------------------
   (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                Identification No.)

     2200 Renaissance Boulevard
             Suite 300
        King of Prussia, PA                              19406
---------------------------------------  --------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code - 610-272-1717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      YES   [ X ]            NO    [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:
        Class                                Outstanding at February 10, 1997
        ----                                 --------------------------------
Common stock, no par value                              8,655,296

Exhibit index is located on page 18

            HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I:  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations for the three
          and six months ended December 31, 1995 and 1996                    3

          Condensed Consolidated Balance Sheets as of  June 30,  1996
          and December 31, 1996                                              4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended December 31, 1995 and 1996                            5

          Notes to Unaudited Condensed Consolidated Financial Statements     6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10

PART II: OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                  17

EXHIBIT INDEX                                                               18

            HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                                Three months ended                   Six months ended
                                                                   December 31,                         December 31,
                                                          -------------------------------        --------------------------
                                                                1995             1996              1995            1996
                                                                ----              ----             ----            ----
Net revenues ..........................................      $23,304          $32,967             $44,149          $60,085

Operating costs and expenses:
     Patient care costs ...............................       11,088           15,700              21,272           28,959
     General and administrative .......................        8,853           11,784              17,383           21,227
     Provision for doubtful accounts ..................          879            1,274               1,496            2,369
     Depreciation .....................................          213              338                 398              617
     Amortization .....................................          313              465                 395              820
     Interest expense, net ............................          420              701                 945            1,170
     Merger costs .....................................         --              1,584                --              1,584
     Bridge financing costs ...........................          913             --                   913             --
                                                            --------          -------            --------          -------
           Total operating costs and expenses .........       22,679           31,846              42,802           56,746
                                                            --------          -------            --------          -------

Income before income taxes and extraordinary
     item .............................................          625            1,121               1,347            3,339

Provision for income taxes ............................          284              432                 601            1,295
                                                            --------          -------            --------          -------

Income before extraordinary item ......................          341              689                 746            2,044

Extraordinary item:
     Loss on debt redemption, net .....................        1,161             --                 1,161             --
                                                            --------          -------            --------          -------

          Net income (loss) ...........................     $   (820)         $   689            $   (415)         $ 2,044
                                                            ========          =======            ========          =======

Per  share data:

Income (loss) available to common stockholders, before
  extraordinary item ..................................     $   (496)         $   689            $   (124)         $ 2,038
                                                            ========          =======            ========          =======

Income (loss) per common and common  equivalent share,
  before extraordinary item ...........................     $  (0.08)         $  0.08            $  (0.02)         $  0.24
                                                            ========          =======            ========          =======

Net income (loss) available to common stockholders,
  after extraordinary item ............................     $ (1,657)         $   689            $ (1,284)         $ 2,038
                                                            ========          =======            ========          =======

Net income (loss) per common and common  equivalent
  share, after extraordinary item .....................     $  (0.27)         $  0.08            $  (0.26)         $  0.24
                                                            ========          =======            ========          =======

Weighted average shares used in computing net income
  (loss) per common and common equivalent
  share ...............................................        6,143            8,513               5,005            8,349
                                                            ========          =======            ========          =======

    See accompanying notes to unaudited consolidated financial statements.

            HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                 (in thousands)

                                                                                             June 30,              December 31,
                                        ASSETS                                                  1996                    1996
                                        ------                                          --------------------   ---------------------

Current assets:
    Cash and cash equivalants............................................................     $ 1,695                $   1,979
    Accounts  receivable,  net of allowance for doubtful accounts of $4,252
    and $9,512, respectively.............................................................      28,042                   40,363
    Inventories..........................................................................       1,583                    2,444
    Prepaid expenses and other...........................................................       1,183                    1,917
    Deferred income taxes................................................................         925                      885
                                                                                              -------                  -------
        Total current assets.............................................................      33,428                   47,588

    Property and equipment, net..........................................................       8,945                   11,449
    Goodwill, net of accumulated amortization of    $1,123    and    $1,885,
     respectively........................................................................      26,540                   45,319
    Other assets, net....................................................................       1,062                    1,226
                                                                                             --------                 --------

            Total assets.................................................................     $69,975                 $105,582
                                                                                              =======                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturates of long-term debt...................................................     $ 3,688               $    2,899
   Accounts payable......................................................................       3,135                    2,733
   Accrued salaries and related employee benefits........................................       2,418                    4,127
   Other current  liabilities............................................................       3,181                    5,330
   Income taxes payable..................................................................         660                      623
                                                                                             --------                ---------
        Total current liabilities........................................................      13,082                   15,712
Long-term debt, net of current portion...................................................      16,287                   43,542
Other liabilities........................................................................       1,054                      804
Deferred income taxes....................................................................         160                      172
Common stock,  redeemable,  no par value, 100 shares issued and outstanding,  stated
    at redemption value of $5.00 per share...............................................         500                      500
Preferred  stock,  $.01  par  value,  10  shares  authorized,   10  shares  issued
    and outstanding,  convertible  into 10 shares of common stock or $1,250 upon
    mandatory redemption on July 13, 1996................................................       1,244                        -

Stockholders' equity:
Preferred stock  (undesignated),  no par value, no shares and 10,000 shares authorized;
    no shares issued and outstanding.....................................................           -                        -
    Common  stock,  no par value,  20,000  shares  authorized;  8,075 and 8,747  shares
      issued,   8,075   and   8,655   outstanding   at   June  30  and   December   31,
      respectively.......................................................................      33,829                   38,985
    Retained earnings....................................................................       3,837                    5,876
                                                                                              -------                  -------
                                                                                               37,666                   44,861
    Stock subscriptions receivable.......................................................         (18)                      (9)
                                                                                              -------                  -------
         Total stockholders' equity......................................................      37,648                   44,852
                                                                                              -------                  -------
           Total liabilities and stockholders' equity....................................     $69,975                 $105,582
                                                                                              =======                 ========

    See accompanying notes to unaudited consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (in thousands)

                                                                                         Six months ended December 31,
                                                                                    -----------------------------------------
                                                                                         1995                    1996
                                                                                         ----                    ----
Cash flows provided by (used in) operating activities:
    Net income....................................................................     $ (415)                 $ 2,044
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and other........................................      1,390                    2,386
      Provision for doubtful accounts.............................................      1,496                    2,369
      Write-off of bridge financing note payable discount.........................        405                        -
      Write-off of deferred financing fees........................................        200                        -
      Loss on debt redemption.....................................................      1,161                        -
      Deferred income taxes.......................................................         47                       52
    Net changes in certain assets and liabilities, net of acquisitions:
      Accounts receivable.........................................................     (4,210)                  (8,412)
      Inventories.................................................................       (385)                    (613)
      Prepaid expenses and other..................................................       (470)                    (609)
      Accounts payable, accrued expenses and other................................     (1,270)                  (4,139)
      Income taxespayable.........................................................       (746)                     (27)
                                                                                      --------                 --------
         Net cash flows used in operating activities..............................     (2,797)                  (6,949)
                                                                                      --------                 --------

Cash flows used in investing activities:

    Purchases of property and equipment..........................................        (988)                  (2,107)
    Cash paid for acquisitions, net of cash acquired.............................     (12,750)                 (14,141)
    Increase in other assets.....................................................           7                     (199)
                                                                                      --------                 --------
         Net cash flows used in investing activities.............................     (13,731)                 (16,447)
                                                                                      --------                 --------
Cash flows provided by (used in) financing activities:
    Proceeds from long-term debt.................................................      10,030                   24,969
    Repayments of long-term debt.................................................      (6,915)                  (1,080)
    Proceeds from bridge financing...............................................      13,000                        -
    Repayment of bridge financing................................................     (13,000)                       -
    Repayment of debt with Offering proceeds.....................................      (9,984)                       -
    Payment of deferred financing fees...........................................        (200)                    (209)
    Repayment of  preferred stock and preferred stock dividends..................        (607)                       -
    Proceeds from issuance of common stock.......................................      24,733                        -
                                                                                      --------                 --------
         Net cash flows provided by financing activities.........................      17,057                   23,680
                                                                                      --------                 --------

Net (decrease) increase in cash and cash equivalents.............................         529                      284
Cash and cash equivalents, beginning of year.....................................       1,653                    1,695
                                                                                      --------                 --------
Cash and cash equivalents, end of quarter........................................     $ 2,181                  $ 1,979
                                                                                      ========                 ========

    See accompanying notes to unaudited consolidated financial statements.

           Home Health Corporation of America, Inc. and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Home Health Corporation of America, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, although the June 30, 1996 condensed consolidated balance sheet was derived from audited financial statements, as restated for an acquisition accounted for as a pooling of interest, described in Note 2, it does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2. Acquisitions

Pooling of Interests

On November 12, 1996, the Company acquired, in a merger transaction, Home Health Systems, Inc. ("HHSI"), a provider of durable medical equipment and infusion and respiratory therapy services with $8.2 million in net revenues for the twelve month period ended June 30, 1996 (the "HHSI Merger") and operations in New Jersey, Pennsylvania, Maryland and Illinois. The Company issued 455,238 shares of its Common Stock, net of shares that will be treated similarly to treasury shares for accounting purposes, in exchange for all the issued and outstanding shares of HHSI. The HHSI Merger was accounted for as a pooling of interests and, accordingly, the Company's condensed consolidated financial statements and notes thereto have been restated to combine the accounts and operations of HHSI with those of the Company for all periods presented. Net revenues and net income attributable to the operations of HHSI prior to the HHSI Merger are as follows:


                       Three Months Ended December 31       Six Months Ended December 31
                      -------------------------------       ----------------------------
                            1995             1996              1995             1996
                            ----             ----              ----             ----
                            (amounts in thousands)              amounts in thousands)

Net revenues                    $1,924         $1,514            $3,961            $3,330
Net income                       $(36)            $63             $(22)               $76

Merger costs of $1.6 million, of which $1.3 million are expected to require the use of cash, resulting from this acquisition are reflected in the accompanying condensed consolidated statements of operations.

Purchases

In the first quarter of fiscal 1997, the Company acquired the assets of (i) Dailey Resources, Ltd., a provider of durable medical equipment and respiratory therapy services with $1.8 million in aggregate net revenues for the twelve month period ended December 31, 1995, and operations in Scranton, Pennsylvania,
(ii) National Home Infusion, Inc., a provider of infusion therapy services with $1.3 million in aggregate net revenues for the twelve month period ended September 30, 1995, and operations in Sarasota, Florida, and (iii) Eastern Shore Health Services, Inc., a provider of home nursing services with $3.6 million in aggregate net revenues for the twelve month period ended June 30, 1996, and operations in Berlin and Salisbury, Maryland. The aggregate purchase price for these acquisitions was $5.3 million. Pro forma results are not presented as they are not significant.

On October 1, 1996, the Company acquired certain assets and assumed certain liabilities of Medical Express, Inc., a durable medical equipment and respiratory therapy company located in Bristol, Pennsylvania with $2.5 million in net revenues for the twelve month period ended June 30, 1996. The aggregate purchase price for this acquisition was $3.2 million. This acquisition was accounted for as a purchase. Pro forma results are not presented as they are not significant.

Effective December 1, 1996, the Company acquired all of the outstanding capital stock of R.S.D. Management Services, Inc., a provider of primarily Medicare cost-reimbursed nursing and related patient services with approximately $18.3 million of net revenues for the twelve month period ended June 30, 1996 and operations in Massachusetts and New Hampshire (the "RSD Acquisition"). The consideration paid for the RSD Acquisition was approximately $11.1 million. The cash portion of this consideration was paid through borrowings under the Company's senior credit facility. This acquisition was accounted for as a purchase. Information required to prepare unaudited pro forma summary results of operations is not available, thus pro forma information is not presented.

The purchase prices for these acquisitions have been allocated to identifiable assets, principally accounts receivable, equipment and inventory. The excess of the purchase prices over the fair value of the net assets acquired of $19.5 million was recorded as goodwill and is being amortized on a straight-line basis over 20 to 25 years.

3. Registration Statement

On November 1, 1996, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale in an underwritten public offering of 3,623,500 shares of the Company's common stock (the "Offering"). On December 30, 1996, the Company announced the withdrawl of the Offering due to management's belief that the stock price at the time did not adequately reflect the underlying value of the Company. Because the Company intends to seek additional permanent capital financing, potentially through issuance of shares of the Company's common stock, prior to the end of the current fiscal year, approximately $150,000 of costs related to the Offering have been deferred.

4. Subsequent Events

Effective January 1, 1997, the Company acquired certain assets of LHS Holdings, Inc. and certain assets of two of its subsidiaries, which are providers of primarily Medicare cost-reimbursed nursing and related patient services. In connection with the purchase agreement, the Company is required to purchase certain assets of two affiliated companies by April 30, 1997, which are providers of primarily pediatric nursing and infusion therapy services (collectively, the purchases, including those related to the affiliates, are hereafter referred to as the "LHS Acquisition"). The operations of the companies acquired in the LHS Acquisition had net revenues of $16.0 million for the twelve month period ended June 30, 1996. The aggregate consideration payable for the LHS Acquisition is expected to be $9.1 million, including an estimated contingent amount of $2.7 million. Of this amount, $2.0 million was paid on January 10, 1997, and was funded through borrowings under the Company's senior credit facility. This acquisition will be accounted for as a purchase.

The following unaudited pro forma summary information combines the consolidated results of operations of the Company and the LHS Acquisition, assuming this acquisition had occurred at the beginning of each of the following periods:


                                                                 Six Months Ended December 31
                                                                 ----------------------------
                                                                 1995                  1996
                                                                 ----                  ----
                                                                          unaudited
                                                           (in thousands, except per share amounts)

Net revenues                                                       $53,246                 $73,734
Income before income taxes and extraordinary item                      969                   3,134
Income before extraordinary item                                       685                   1,839
Loss per share before extraordinary item                            (0.04)                    0.22
Net income (loss)                                                    (476)                   1,839
Net (loss) income per share                                        $(0.26)                   $0.22

The pro forma results presented above do not necessarily represent results which would have occurred if the respective acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

The Company has also entered into letters of intent to acquire (i) certain assets of Medical Air Supply, Inc. and Cambridge Medical Company, durable medical equipment providers located in Texas with $6.5 million of net revenues for the twelve month period ended December 31, 1995 and (ii) the stock of Nahatan Drug, Inc., a durable medical equipment provider located in Massachusetts, New Hampshire and Rhode Island with $7.2 million of net revenues for the twelve month period ended February 29, 1996. The estimated aggregate consideration payable and debt assumed for the acquisitions under letters of intent is $ 20.8 million.

5.    Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the six months ended December 31:

                                                                                     1995                   1996
                                                                                     ----                   ----
                                                                                       (amounts in thousands)
              Non-cash investing and financing activities:
              Acquisitions:
                    Assets acquired.........................................         $18,495                $27,656
              Less:
                   Liabilities assumed and acquisition costs................           1,245                  7,940
                   Issuance of  subordinated seller notes...................           1,500                  3,625
                   Issuance of common stock.................................               -                  1,950
                   Issuance of convertible subordinated note
                       payable..............................................           3,000                      -
                                                                              ===============        ===============
                         Cash paid, net of cash acquired....................         $12,750                $14,141
                                                                              ===============        ===============

              Capital lease obligations incurred............................               -                $   755
                                                                              ===============        ===============

              Conversion of subordinated note to 400 shares of common
                   stock, no par value......................................         $ 3,000                      -
                                                                              ===============        ===============

              Write-off of Series C preferred stock discount................         $   787                      -
                                                                              ===============        ===============

              Conversion of convertible notes into HHSI common
                   shares...................................................               -                $ 1,945
                                                                              ===============        ===============

              Exchange of HHSI shares for the Company's common stock:
                   Conversion of Preferred stock............................               -              $ (1,250)
                   Additional paid-in capital...............................               -                (2,060)
                   Common stock, no par.....................................               -                  3,310
                                                                              ---------------        ---------------
                                                                                                                  -
                                                                              ===============        ===============



              Recapitalization:
                   Class A common stock.....................................        $  (110)                      -
                   Class B common stock.....................................           (173)                      -
                   Class C common stock.....................................         (1,217)                      -
                   Redeemable Class B common stock..........................           (500)                      -
                   Additional paid-in capital...............................         (3,504)                      -
                   Treasury stock...........................................             291                      -
                   Redeemable common stock, no par..........................             500                      -
                   Common stock, no par.....................................           4,713                      -
                                                                              ---------------        ---------------
                                                                                           -                      -
                                                                              ===============        ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The financial condition and results of operations of the Company for the three and six months ended December 31, 1996 compared with the three and six months ended December 31, 1995 have been affected by both acquisitions and internal growth.

On November 12, 1996, the Company acquired, in a merger transaction, Home Health Systems, Inc. ("HHSI"), a provider of durable medical equipment and infusion and respiratory therapy services with $8.2 million in net revenues for the twelve month period ended June 30, 1996 (the "HHSI Merger") and operations in New Jersey, Pennsylvania, Maryland and Illinois. The Company issued 455,238 shares of its Common Stock, net of shares that will be treated similarly to treasury shares for accounting purposes, in exchange for all the issued and outstanding shares of HHSI. The HHSI Merger was accounted for as a pooling of interests and, accordingly, the Company's condensed consolidated financial statements and notes thereto have been restated to combine the accounts and operations of HHSI with those of the Company for all periods presented. Merger costs of $1.6 million, of which $1.3 million are expected to require the use of cash, resulting from this acquisition are reflected in the accompanying condensed consolidated statements of operations.

On October 1, 1996, the Company acquired certain assets and assumed certain liabilities of Medical Express, Inc., a durable medical equipment and respiratory therapy company located in Bristol, Pennsylvania with $2.5 million in net revenues for the twelve month period ended June 30, 1996. The aggregate purchase price for this acquisition was $3.2 million. This acquisition was accounted for as a purchase.

Effective December 1, 1996, the Company acquired all of the outstanding capital stock of R.S.D. Management Services, Inc., a provider of primarily Medicare cost-reimbursed nursing and related patient services with approximately $18.3 million of net revenues for the twelve month period ended June 30, 1996 and operations in Massachusetts and New Hampshire (the "RSD Acquisition"). The consideration paid for the RSD Acquisition was approximately $11.1 million. The cash portion of this consideration was paid through borrowings under the Company's senior credit facility. This acquisition was accounted for as a purchase.

Additionally, the six months ended December 31, 1996 include the results of operations from the acquisition of home nursing and mobile diagnostic providers during the fourth quarter of fiscal 1996 in the Tampa/St. Petersburg, Florida market and providers of home nursing, durable medical equipment and respiratory and infusion therapy services in Scranton, Pennsylvania, Sarasota, Florida, and Berlin and Salisbury, Maryland during the first quarter of fiscal 1997. These acquisitions were accounted for as purchases.

Results of Operations

                                                  Percentage of net revenue for            Percentage of net revenue for
                                                      the three months ended             the six months ended December 31,
                                                           December 31,                             December 31,
                                                 ---------------------------------       ----------------------------------
                                                    1995                 1996               1995                 1996
                                                 -----------          ------------       ------------       ---------------
Net revenues                                          100.0  %              100.0  %           100.0  %              100.0  %
Operating costs and expenses:
      Patient care costs                               47.6  %               47.6  %            48.2  %               48.2  %
      General and administrative                       38.0  %               35.7  %            39.4  %               35.3  %
      Provision for doubtful accounts                   3.8  %                3.9  %             3.4  %                3.9  %
      Depreciation                                      0.9  %                1.0  %             0.9  %                1.0  %
      Amortization                                      1.3  %                1.4  %             0.9  %                1.4  %
      Interest expense, net                             1.8  %                2.1  %             2.1  %                1.9  %
      Merger costs                                        -  %                4.8  %               -  %                2.6  %
      Bridge financing expenses                         3.9  %                  -  %             2.1  %                  -  %
                                                 -----------          ------------       ------------       ---------------

      Income before income taxes                        2.7                   3.5                3.0                   5.7

      Income taxes                                      1.2  %                1.3  %             1.4  %                2.2  %

      Extraordinary loss                                5.0  %                  -  %             2.6  %                  -  %
                                                 -----------          ------------       ------------       ---------------

               Net income (loss)                      (3.5)  %                2.2  %           (1.0)  %                3.5  %
                                                 ===========          ============       ============       ===============

Three Months Ended December 31, 1996 Compared with the Three Months Ended December 31, 1995.

Net revenues. Net revenues increased to $33.0 million during the three months ended December 31, 1996, representing an increase of $9.7 million, or 41.6%, compared with the three months ended December 31, 1995. Of this increase, $6.3 million resulted from the acquisitions completed during the fourth quarter of fiscal 1996 and the first and second quarters of fiscal 1997 and $3.4 million resulted from internal growth at existing branch locations. Internal growth in net revenues relating to services and products other than Medicare nursing and related patient services from the three months ended December 31, 1995 to the second quarter in fiscal 1997 was 24%. The growth primarily resulted from cross-selling the Company's services and products and increasing patient referrals, particularly nursing services referred to the Company by managed care organizations. For the same periods, net revenues from same-branch Medicare cost-reimbursed nursing services decreased less than 1% as a result of the payor shift of Medicare home nursing patients to managed care organizations, particularly in the Florida market.

Medicare cost-reimbursed nursing service net revenues, including net revenues relating to acquired companies, increased 46.1% to $12.8 million and related visits increased 53.2% to 169,000 visits in the three months ended December 31, 1996 compared with the three months ended December 31, 1995. Non-Medicare nursing hourly- and visit-based net revenues, including net revenues relating to acquired companies, increased 59.5% to $7.9 million and related hours and visits increased 122.3% and 49.1%, respectively, during the same period. The increase in Medicare visits and the increase in non-Medicare hours and visits resulted from acquisitions of providers of home nursing services in the Tampa/St. Petersburg, Florida market in the fourth quarter of fiscal 1996 and in the Maryland, Massachusetts and New Hampshire markets during the first and second quarters of fiscal 1997 as well as increased referrals. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased $2.7 million, or 28.4%, to $12.2 million for the three months ended December 31, 1996 from $9.5 million for the three months ended December 31, 1995 as a result of acquisitions, increased referrals and effective cross-selling of these services and products to the Company's nursing patients.

Patient care costs. Patient care costs increased to $15.7 million during the three months ended December 31, 1996, representing an increase of $4.6 million, or 41.6%, compared with the three months ended December 31, 1995. This increase principally related to increases in net revenues. These costs remained relatively consistent at 47.6% of net revenues.

General and administrative expenses. General and administrative expenses increased to $11.8 million during the three months ended December 31, 1996, representing an increase of $2.9 million, or 33.1%, compared with the three months ended December 31, 1995. This increase principally related to increases in net revenues from the acquisitions completed during the fourth quarter of fiscal 1996 and the first and second quarters of fiscal 1997. These costs decreased as a percentage of net revenues from 38.0% to 35.7% due to the Company's continuing implementation of cost containment initiatives and because certain general and administrative expenses did not increase directly with increases in net revenues.

Provision for doubtful accounts. The provision for doubtful accounts increased to $1.3 million during the three months ended December 31, 1996, representing an increase of $395,000, or 44.9%, compared with the three months ended December 31, 1995. This increase was due partially to increases in net revenues. Bad debt expense increased slightly as a percentage of net revenues from 3.8% to 3.9%.

Depreciation. For the three months ended December 31, 1996, depreciation expense increased to $338,000. This represented an increase of $125,000, or 58.7%, over the three months ended December 31, 1995. This increase primarily resulted from capital expenditures for vehicles, management information systems and equipment in support of the Company's internal growth.

Amortization. For the three months ended December 31, 1996, amortization increased to $465,000. This represented an increase of $152,000, or 48.6%, over the three months ended December 31, 1995. This increase was attributable to amortization of goodwill arising from acquisitions in fiscal 1996 and the first and second quarter of fiscal 1997.

Interest expense, net. Interest expense, net, increased $281,000, or 66.9%, to $701,000 during the three months ended December 31, 1996 compared with the three months ended December 31, 1995. This increase resulted from increased borrowings for acquisitions in fiscal 1996 and fiscal 1997 and increased borrowings to finance working capital requirements for internal growth.

Merger costs. Certain nonrecurring expenses of $1.6 million were recorded during the three months ended December 31, 1996 as a result of the HHSI Merger. Such costs are comprised of transaction fees, legal and accounting costs and other nonrecurring costs associated with the merger.

Bridge financing expenses. Certain nonrecurring expenses of $913,000 were recorded during the three months ended December 31, 1995 in connection with bridge financing incurred in connection with an acquisition in Tampa, Florida and repaid with a portion of the proceeds from the Company's initial public offering.

Provision for Income Taxes. The Company's effective tax rate decreased to 38.5% of pretax income for the three months ended December 31, 1996 from 45.4% in the three months ended December 31, 1995 due to lower effective state income tax rates and the use of net operating loss carryforwards for federal income tax purposes by HHSI.

Loss on debt redemption, net. An extraordinary charge of $1.2 million was recorded in the three months ended December 31, 1995, net of estimated income tax benefit, related to the write-off of deferred financing costs and remaining unamortized discounts on senior subordinated indebtedness repaid with a portion of the proceeds from the Company's initial public offering.

Six Months Ended December 31, 1996 Compared with the Six Months Ended December 31, 1995.

Net revenues. Net revenues increased to $60.1 million during the six months ended December 31, 1996, representing an increase of $15.9 million, or 36.1%, compared with the six months ended December 31, 1995. Of this increase, $11.6 million resulted from the acquisitions completed during the fourth quarter of fiscal 1996 and the first and second quarters of fiscal 1997 and $4.3 million resulted from internal growth at existing branch locations. Internal growth in net revenues relating to services and products other than Medicare nursing and related patient services from the six months ended December 31, 1996 to the six months ended December 31, 1995 was 22.8%. The growth primarily resulted from cross-selling the Company's services and products and increasing patient referrals, particularly nursing services referred to the Company by managed care organizations. For the same periods, net revenues from same-branch Medicare cost-reimbursed nursing services decreased 6.4% as a result of the payor shift of Medicare home nursing patients to managed care organizations, particularly in the Florida market.

Medicare cost-reimbursed nursing service net revenues, including net revenues relating to acquired companies, increased 26.6% to $22.4 million and related visits increased 37.3% to 299,254 visits in the six months ended December 31, 1996 compared with the six months ended December 31, 1995. Non-Medicare nursing hourly- and visit-based net revenues, including net revenues relating to acquired companies, increased 45.2% to $14.5 million and related hours and visits increased 103.5% and 46.3%, respectively, during the same period. The increase in Medicare visits and the increase in non-Medicare hours and visits resulted from acquisitions of providers of home nursing services in the Tampa/St. Petersburg, Florida market in the fourth quarter of fiscal 1996 and in the Maryland, Massachusetts and New Hampshire markets during the first and second quarters of fiscal 1997 as well as increased referrals. Respiratory therapy, infusion therapy and durable medical equipment net revenues, including net revenues relating to acquired companies, increased $6.7 million, or 40.9%, to $23.1 million for the six months ended December 31, 1996 from $16.4 million for the six months ended December 31, 1995 as a result of acquisitions, increased referrals and effective cross-selling of these services and products to the Company's nursing patients.

Patient care costs. Patient care costs increased to $29.0 million during the six months ended December 31, 1996, representing an increase of $7.7 million, or 36.1%, compared with the six months ended December 31, 1995. This increase principally related to increases in net revenues. These costs remained flat as a percentage of net revenues at 48.2%.

General and administrative expenses. General and administrative expenses increased to $21.2 million during the six months ended December 31, 1996, representing an increase of $3.8 million, or 22.1%, compared with the six months ended December 31, 1995. This increase principally related to increases in net revenues. These costs decreased as a percentage of net revenues from 39.4% to 35.3% due to the Company's continuing implementation of cost containment initiatives and because certain general and administrative expenses did not increase directly with increases in net revenues.

Provision for doubtful accounts. The provision for doubtful accounts increased to $2.4 million during the six months ended December 31, 1996, representing an increase of $873,000, or 58.4%, compared with the six months ended December 31, 1995. This increase was due partially to increases in net revenues. In addition, bad debt expense increased as a percentage of net revenues from 3.4% to 3.9% primarily due to an increase in net revenues from managed care organizations whose approval process for authorization and payment for services is more complex than other payors resulting in more coverage and payment denials. Also, managed care organizations generally require patients to be responsible for copayments which may be difficult to collect.

Depreciation. For the six months ended December 31, 1996, depreciation expense increased to $617,000. This represented an increase of $219,000, or 55.0%, over the six months ended December 31, 1995. This increase related to fixed assets acquired in connection with acquisitions, and capital expenditures relating to vehicles, management information systems and equipment in support of the Company's internal growth.

Amortization. For the six months ended December 31, 1996, amortization increased to $820,000. This represented an increase of $425,000, or 107.6%, over the six months ended December 31, 1995. This increase was attributable to amortization of goodwill arising from acquisitions in fiscal 1996 and the first and second quarters of fiscal 1997.

Interest expense, net. Interest expense, net, increased $225,000, or 23.8%, to $1.2 million during the six months ended December 31, 1996 compared with the six months ended December 31, 1995. This increase resulted from increased borrowings for acquisitions in fiscal 1996 and fiscal 1997 and increased borrowings to finance working capital requirements for internal growth.

Merger costs. Certain nonrecurring expenses of $1.6 million were recorded during the three months ended December 31, 1996 as a result of the HHSI Merger. Such costs are comprised of transaction fees, legal and accounting costs and other nonrecurring costs associated with the merger.

Bridge financing expenses. Certain nonrecurring expenses of $913,000 were recorded during the three months ended December 31, 1995 in connection with bridge financing incurred in connection with an acquisition in Tampa, Florida and repaid with a portion of the proceeds from the Company's initial public offering.

Provision for Income Taxes. The Company's effective tax rate decreased to 38.8% of pretax income for the three months ended December 31, 1996 from 44.6% in the three months ended December 31, 1995 due to lower effective state income tax rates and use of net operating loss carryforwards for federal tax purposes by HHSI.

Loss on debt redemption, net. An extraordinary charge of $1.2 million was recorded in the three months ended December 31, 1995, net of estimated income tax benefit, related to the write-off of deferred financing costs and remaining unamortized discounts on senior subordinated indebtedness repaid with a portion of the proceeds from the Company's initial public offering.

Liquidity and Capital Resources

Working capital increased to $31.9 million at December 31, 1996 from $20.3 million at June 30, 1996, an increase of $11.6 million. The increase primarily resulted from an increase in accounts receivable of $12.3 million. This increase was principally due to acquisitions, internal growth and a slight increase in days net revenues outstanding. The increase in days net revenues outstanding resulted from an increase in the portion of net revenues from managed care organizations. Cash flow used in operations was $6.9 million for the six months ended December 31, 1996 compared with $2.8 million used in operations in the six months ended December 31, 1995 due primarily to the increase in accounts receivable.

Cash expenditures for acquisitions were $14.1 million and $12.8 million for the six months ended December 31, 1996 and 1995, respectively.

The Company has entered into letters of intent to acquire certain assets of Medical Air Supply, Inc. and Cambridge Medical Company, durable medical equipment providers located in Texas with $6.5 million of net revenues for the twelve month period ended December 31, 1995 (the "MAS Acquisition") and the stock of Nahatan Drug, Inc., a durable medical equipment provider located in Massachusetts, New Hampshire and Rhode Island with $7.2 million of net revenues for the twelve month period ended February 29, 1996. The estimated aggregate consideration payable and debt assumed for the acquisitions under letters of intent is $20.8 million.

Expenditures for purchases of capital equipment were $2.1 million and $988,000 for the six months ended December 31, 1996 and 1995, respectively, including $760,000 of purchases in fiscal 1997 funded through a secured master lease agreement. The Company expects to spend approximately $4.2 million for capital expenditures for the remainder of fiscal 1997. The Company typically funds its capital expenditures through a secured master lease arrangement.

On February 3, 1997, the Company had $6.2 million available for working capital and acquisitions under its senior credit facility. The Company has begun discussions with its senior lenders to increase the amount of credit available under its existing senior credit facilities and expects to obtain an interim commitment to enable the completion of the MAS Acquisition. There can be no assurance that the Company will be able to negotiate an increase in the amounts available under its existing senior credit facilities.

Management anticipates the Company's available lines of credit and cash flow generated from operations will be adequate to enable the Company to fund its operations, capital expenditures and anticipated internal growth for at least the next twelve months. However, the Company may be unable to continue to acquire other businesses without obtaining an increase in its senior borrowing commitment or obtaining additional permanent capital, such as equity or subordinated debt.

Item 6.       Exhibits and Reports on Form 8-K

       (a)    Exhibits

              No.   Description
              ---   -----------
              11.1  Computation of primary and fully diluted earnings per share for the three and six months ended December 31, 1996.

              11.2 Computation of primary and fully diluted loss per share before extraordinary item for the three and six months ended December 31, 1995.

              11.3 Computation of primary and fully diluted earnings loss per share after extraordinary item for the three and six months ended December 31, 1995.

              27.0 Financial data schedule for the six month period ended December 31, 1996.

              27.1 Financial data schedule for the year ended June 30, 1996 (restated for a pooling of interests).

       (b)    Reports on Form 8-K

       The registrant filed a report on Form 8-K on December 13, 1996 relating to the RSD Acquisition and the LHS Acquisition.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOME HEALTH CORPORATION OF AMERICA, INC.


Date: February 14, 1997                 /s/ Bruce J. Colburn
                                        --------------------
                                        Chief  Financial and Accounting Officer

EXHIBIT INDEX

11.1 Computation of primary and fully diluted earnings per share for the three and six months ended December 31, 1996.

11.2 Computation of primary and fully diluted loss per share before extraordinary item for the three and six months ended December 31, 1995.

11.3 Computation of primary and fully diluted loss per share after extraordinary item for the three and six months ended December 31, 1995.

27.0  Financial data schedule for the six month period ended December 31, 1996.

27.1 Financial data schedule for the year ended June 30, 1996 (restated for a pooling of interests).