Form 10-Q
period 1997-03-31
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1997-05-15
CIK 1000685

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q
     (Mark One)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       or

          (   )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

Commission File Number:  0-26938

                    Home Health Corporation of America, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                               23-2224800
---------------------------------------- ---------------------------------------
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification No.)

      2200 Renaissance Boulevard
              Suite 300
         King of Prussia, PA                              19406
---------------------------------------- ---------------------------------------
(Address of principal executive offices)                (Zip Code)

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

                          YES  [ X ]        NO  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

           Class                                 Outstanding at May 9, 1997
           -----                                 --------------------------
Common stock, no par value                                9,041,343


Exhibit index is located on page 21

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                 Page
                                                                                Number
                                                                                ------

PART I:  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations for the three
             and nine months ended March 31, 1996 and 1997                          3

             Condensed Consolidated Balance Sheets as of June 30, 1996
             and March  31, 1997                                                    4

             Condensed Consolidated Statements of Cash Flows for the nine
             months ended March 31, 1996 and 1997                                   5

             Notes to Unaudited Condensed Consolidated Financial Statements         6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                   11

PART II:  OTHER INFORMATION

     Item 2. Changes in Securities                                                 19

     Item 6. Exhibits and Reports on Form 8-K                                      19

SIGNATURES                                                                         20

EXHIBIT INDEX                                                                      21

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                     (in thousands, except per share data)

                                                          Three months ended            Nine months ended
                                                                March 31,                    March 31,
                                                      ---------------------------   ---------------------------
                                                           1996           1997           1996           1997
                                                           ----           ----           ----           ----
Net revenues........................................       $24,820        $42,267        $68,965       $102,352

Operating costs and expenses:
   Patient care.....................................        12,200         20,683         33,451         49,642
   General and administrative.......................         8,937         15,367         26,332         36,594
   Provision for doubtful accounts..................           801          1,400          2,297          3,768
   Depreciation.....................................           266            409            666          1,025
   Amortization.....................................           281            678            685          1,498
   Interest expense, net............................           352            903          1,293          2,073
   Merger and other nonrecurring....................         -                300            913          1,884
                                                      ------------   ------------   ------------   ------------
      Total operating costs and expenses............        22,837         39,740         65,637         96,484
                                                      ------------   ------------   ------------   ------------

Income before income taxes and extraordinary
   item.............................................         1,983          2,527          3,328          5,868

Provision for income taxes..........................           821            960          1,422          2,255
                                                      ------------   ------------   ------------   ------------

Income before extraordinary item....................         1,162          1,567          1,906          3,613

Extraordinary item:
   Loss on debt redemption, net.....................         -              -              1,161          -
                                                      ------------   ------------   ------------   ------------

      Net income....................................        $1,162         $1,567           $745         $3,613
                                                      ============   ============   ============   ============

Other data, including per share data:
   Income available to common stockholders,
     before extraordinary item......................        $1,145         $1,567         $1,018         $3,607
                                                      ============   ============   ============   ============

   Income per common and common equivalent
     share, before extraordinary item...............         $0.14          $0.18          $0.17          $0.42
                                                      ============   ============   ============   ============

   Net income (loss) available to common
     stockholders, after extraordinary item.........        $1,145         $1,567          $(143)        $3,607
                                                      ============   ============   ============   ============

   Net income (loss) per common and common
     equivalent share, after extraordinary item.....         $0.14          $0.18         $(0.02)         $0.42
                                                      ============   ============   ============   ============

   Weighted average shares used in computing
     net income (loss) per common and
     common equivalent share........................         8,186          8,826          6,073          8,507
                                                      ============   ============   ============   ============


See accompanying notes to unaudited condensed consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                 (in thousands)

                                                                               June 30,       March 31,
                             ASSETS                                              1996           1997
                             ------                                         -------------   -------------
Current assets:
  Cash and cash equivalents................................................       $ 1,695        $    735
  Accounts receivable, net of allowance for doubtful accounts of $4,252
   and $9,326, respectively................................................        28,042          48,217
  Inventories..............................................................         1,583           3,607
  Prepaid expenses and other...............................................         1,183           3,016
  Deferred income taxes....................................................           925             885
                                                                                  -------        --------
      Total current assets.................................................        33,428          56,460

Property and equipment, net................................................         8,945          16,888
Goodwill, net of accumulated amortization  of $1,123 and $2,526,
 respectively..............................................................        26,540          62,106
Other assets, net..........................................................         1,062           1,080
                                                                                  -------        --------
        Total assets.......................................................       $69,975        $136,534
                                                                                  =======        ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Current maturates of long-term debt......................................       $ 3,688        $  4,632
  Accounts payable.........................................................         3,135           4,763
  Accrued salaries and related employee benefits...........................         2,418           4,297
  Other current liabilities................................................         3,181           3,532
  Income taxes payable.....................................................           660               -
                                                                                  -------        --------
      Total current liabilities............................................        13,082          17,224
Long-term debt, net of current portion.....................................        16,287          67,822
Other liabilities..........................................................         1,054             782
Deferred income taxes......................................................           160             172
Common stock, redeemable, no par value, 100 shares issued and
  outstanding, stated at redemption value of $5.00 per share...............           500               -
Preferred stock, $.01 par value, 10 shares authorized, 10 shares issued and outstanding, convertible into 10 shares of common stock or $1,250
  upon mandatory redemption on July 13, 1996...............................         1,244               -

Stockholders' equity:
Preferred stock (undesignated), no par value, no shares and 10,000 shares
  authorized; no shares issued and outstanding.............................             -               -
  Common stock, no par value, 20,000 shares authorized; 8,075 and
   9,134 shares issued, 8,075 and 9,041 outstanding at June 30
   and March 31, respectively..............................................        33,829          43,098
  Retained earnings........................................................         3,837           7,441
                                                                                  -------        --------
                                                                                   37,666          50,539
  Stock subscriptions receivable...........................................           (18)             (5)
                                                                                  -------        --------
      Total stockholders' equity...........................................        37,648          50,534
                                                                                  -------        --------
        Total liabilities and stockholders' equity.........................       $69,975        $136,534
                                                                                  =======        ========


See accompanying notes to unaudited condensed consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (in thousands)

                                                                             Nine months ended March 31,
                                                                         -----------------------------------
                                                                              1996                 1997
                                                                              ----                 ----
Cash flows provided by (used in) operating activities:
  Net income............................................................    $    745              $  3,613
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization and other.................................       2,250                 4,090
   Provision for doubtful accounts......................................       2,297                 3,768
   Write-off of bridge financing note payable discount..................         405                     -
   Write-off of deferred financing fees.................................         200                     -
   Loss on debt redemption..............................................       1,161                     -
   Deferred income taxes................................................          47                    52
   Write-off of deferred offering costs.................................           -                   300
  Net changes in certain assets and liabilities, net of acquisitions:
   Accounts receivable..................................................      (7,762)              (14,694)
   Inventories..........................................................        (618)                 (939)
   Prepaid expenses and other...........................................        (324)                 (987)
   Accounts payable, accrued expenses and other.........................        (480)               (5,418)
   Income taxes payable.................................................         (86)                 (810)
                                                                            --------              --------
     Net cash flows used in operating activities........................      (2,165)              (11,025)
                                                                            --------              --------

Cash flows used in investing activities:
  Purchases of property and equipment...................................      (2,928)               (2,768)
  Cash paid for acquisitions, net of cash acquired......................     (12,780)              (32,382)
  Increase in other assets..............................................         (12)                 (292)
                                                                            --------              --------
     Net cash flows used in investing activities........................     (15,720)              (35,442)
                                                                            --------              --------

Cash flows provided by (used in) financing activities:
  Proceeds from long-term debt..........................................       5,075                47,890
  Repayments of long-term debt..........................................      (1,169)               (2,109)
  Proceeds from bridge financing........................................      13,000                     -
  Repayment of bridge financing.........................................     (13,000)                    -
  Repayment of debt with Offering proceeds..............................      (9,984)                    -
  Payment of deferred financing fees....................................        (200)                 (287)
  Repayment of preferred stock and preferred stock dividends............        (607)                    -
  Proceeds from issuance of common stock................................      24,778                    13
                                                                            --------              --------
     Net cash flows provided by financing activities....................      17,893                45,507
                                                                            --------              --------

Net increase (decrease) in cash and cash equivalents....................           8                  (960)
Cash and cash equivalents, beginning of year............................       1,653                 1,695
                                                                            --------              --------

Cash and cash equivalents, end of quarter...............................    $  1,661              $    735
                                                                            ========              ========


See accompanying notes to unaudited condensed consolidated financial statements.

           Home Health Corporation of America, Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

  1.   Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Home Health Corporation of America, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, although the June 30, 1996 condensed consolidated balance sheet was derived from audited financial statements, as restated for an acquisition accounted for as a pooling of interest, described in Note 2, it does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

  2.   Acquisitions

  Pooling of Interests

  On November 12, 1996, the Company acquired, in a merger transaction, Home Health Systems, Inc. ("HHSI"), a provider of durable medical equipment and infusion and respiratory therapy services with $8.2 million in net revenues for the twelve month period ended June 30, 1996 (the "HHSI Merger") and operations in New Jersey, Pennsylvania, Maryland and Illinois. The Company issued 455,238 shares of its Common Stock, net of shares that are treated similarly to treasury shares for accounting purposes, in exchange for all the issued and outstanding shares of HHSI. The HHSI Merger was accounted for as a pooling of interests and, accordingly, the Company's condensed consolidated financial statements and notes thereto have been restated to combine the accounts and operations of HHSI with those of the Company for all periods presented.

  Net revenues and net income attributable to the operations of HHSI prior to the HHSI Merger are as follows:

                               Three Months               Nine Months            July 1, 1996 to
                             Ended March 31,            Ended March 31,             November 12,
                                  1996                       1996                      1996
                           ------------------         ------------------         -----------------
                                                    (amounts in thousands)
Net revenues                          $2,038                     $5,999                   $3,330
Net income (loss)                     $  (31)                    $  (54)                  $   76

  Merger costs of $1.6 million, of which $1.3 million are expected to require the use of cash, resulting from this acquisition were recorded during the three months ended December 31, 1996 and are reflected in the accompanying condensed consolidated statements of operations.

  Purchases

  In the first quarter of fiscal 1997, the Company acquired the assets of (i) Dailey Resources, Ltd., a provider of durable medical equipment and respiratory therapy services with $1.8 million in aggregate net revenues for the twelve month period ended December 31, 1995, and operations in Scranton, Pennsylvania, (ii) National Home Infusion, Inc., a provider of infusion therapy services with $1.3 million in aggregate net revenues for the twelve month period ended September 30, 1995, and operations in Sarasota, Florida, and (iii) Eastern Shore Health Services, Inc., a provider of home nursing services with $3.6 million in aggregate net revenues for the twelve month period ended June 30, 1996, and operations in Berlin and Salisbury, Maryland. The aggregate purchase price for these acquisitions was $5.3 million. The cash portion of this consideration was paid through borrowings under the Company's
  senior credit facility (the "Credit Facility").   Pro forma results are not
  presented as they are not significant.

  On October 1, 1996, the Company acquired certain assets and assumed certain liabilities of Medical Express, Inc., a durable medical equipment and respiratory therapy company located in Bristol, Pennsylvania with $2.5 million in net revenues for the twelve month period ended June 30, 1996. The aggregate purchase price for this acquisition was $3.2 million. The cash portion of this consideration was paid through borrowings under the Credit
  Facility.   This acquisition was accounted for as a purchase.  Pro forma results are not presented as they are not significant.

  Effective December 1, 1996, the Company acquired all of the outstanding capital stock of R.S.D. Management Services, Inc., a provider of primarily Medicare cost-reimbursed nursing and related patient services with approximately $18.3 million of net revenues for the twelve month period ended June 30, 1996 and operations in Massachusetts and New Hampshire (the "RSD Acquisition"). The consideration paid for the RSD Acquisition was approximately $11.1 million. The cash portion of this consideration was paid through borrowings under the Credit Facility. This acquisition was accounted for as a purchase.

  Information required to prepare unaudited pro forma summary results of operations is not available, thus pro forma information is not presented.

  Effective January 1, 1997, the Company acquired certain assets of LHS Holdings, Inc. ("LHS") and certain assets of two of its subsidiaries, which provide primarily Medicare cost-reimbursed nursing and related patient services. The Company also purchased certain assets of two LHS affiliated companies on April 9, 1997, which provide primarily pediatric nursing and infusion therapy services (collectively, the purchases, including those related to the affiliates, are hereafter referred to as the "LHS Acquisition"). The operations of the companies acquired in the LHS Acquisition had net revenues of $16.0 million for the twelve month period ended June 30, 1996. The aggregate preliminary consideration payable for the LHS Acquisition is $8.2 million, including an estimated contingent amount of $1.6 million, which will be adjusted as of December 31, 1997. Of this amount, $2.0 million and $6.2 million were paid on January 10, 1997 and April 9, 1997, respectively, which included $6.2 million funded through borrowings under the Credit Facility, with the remainder comprised of subordinated notes and common stock. This acquisition was accounted for as a purchase.

  The following unaudited pro forma summary information combines the consolidated results of operations of the Company and the LHS Acquisition, assuming this acquisition had occurred at the beginning of each of the following periods:

                                               Three months Ended             Nine Months Ended
                                                    March 31,                      March 31,
                                              1996            1997            1996           1997
                                         ------------    ------------    ------------    ------------
                                                                 unaudited
                                                 (in thousands, except per share amounts)
Net revenues .........................        $29,672         $44,086         $80,886        $116,814
Income before income taxes and
extraordinary item....................          1,744           2,546           3,087           6,079
Income before extraordinary item......            923           1,586           1,664           3,824
Income per share before extraordinary
item..................................           0.11            0.18            0.13            0.44
Net income............................            923           1,586             504           3,825
Net income per share..................        $  0.11         $  0.18         $ (0.06)       $   0.44

  The pro forma results presented above do not necessarily represent results which would have occurred if the LHS Acquisition had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

  Effective February 1, 1997, the Company acquired the assets of Medical Air Supply, Inc. and Cambridge Medical Company, durable medical equipment providers located in Texas with $6.5 million of net revenues for the twelve month period ended December 31, 1995. Additionally, effective March 1, 1997, the Company acquired the stock of Nahatan Drug, Inc. ("Nahatan"), a durable medical equipment provider located in Massachusetts, New Hampshire and Rhode Island with $7.2 million of net revenues for the twelve month period ended February 29, 1996. The aggregate consideration paid and debt assumed for these two acquisitions was $ 23.8 million, the cash portion of which was funded
  through the Credit Facility.   In the event the Company files a registration
  statement to register and sell shares of its stock, the Company may be required to issue additional shares to the sellers of Nahatan if the fair market value, as defined in the purchase agreement, of the stock is below $11.00 per share. This commitment expires after 20 days of the effectiveness of a shelf registration filed to register these shares or immediately should the sellers decline the registration of their shares under a registration of shares being offered by the Company. The Company is required to file a shelf registration for these shares by October 31, 1997 if it does not otherwise file to register shares prior to such date. Issuance of additional shares
  would be recorded as additional consideration for this acquisition.   These
  acquisitions were accounted for as purchases. Pro forma results are not presented as they are not significant.

  The purchase prices for the acquisitions accounted for as purchases have been allocated to identifiable assets, principally accounts receivable, equipment and inventory. The excess of the purchase prices over the fair value of the net assets acquired of $37.4 million was recorded as goodwill and is being amortized on a straight-line basis over 20 to 25 years.

  3.    Deferred Offering Costs

  During the three months ended March 31, 1997, the Company wrote-off deferred costs aggregating $300,000 related to an offering to sell shares of the Company's common stock through a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 1, 1996 and withdrawn on December 30, 1996. The write-off was recorded based upon management's judgment that a similar offering likely would not occur prior to June 30, 1997 due to current market conditions. The write-off of the deferred costs are included as a nonrecurring expense in the accompanying fiscal 1997 condensed consolidated statements of operations.

  4.     Senior Credit Facility

  On March 13, 1997, the Company amended the Credit Facility, the principal effect of which was to increase available borrowings from $50 to $100 million. Borrowings under the Credit Facility are due on March 13, 2000.

  5.     Supplemental Cash Flow Information

  Supplemental disclosure of cash flow information for the nine months ended March 31:

                                                                   1996            1997
                                                                   ----            ----
                                                                  (amounts in thousands)
   Non-cash investing and financing activities:
    Acquisitions:
       Assets acquired..............................                $18,646        $53,759
    Less:
       Liabilities assumed and acquisition costs....                  1,366         10,902
       Issuance of  subordinated seller notes.......                  1,500          4,925
       Issuance of common stock.....................                      -          5,550
       Issuance of convertible subordinated note
          payable...................................                  3,000              -
                                                                ------------   ------------
           Cash paid, net of cash acquired..........                $12,780        $32,382
                                                                ============   ============

    Capital lease obligations incurred..............                      -        $ 2,256
                                                                ============   ============

    Conversion of subordinated note to 400 shares
       of common stock, no par value................                $ 3,000              -
                                                                ============   ============

    Write-off of Series C preferred stock discount..                $   787              -
                                                                ============   ============

    Conversion of convertible notes into HHSI
       common shares................................                      -        $ 1,945
                                                                ============   ============

    Exchange of HHSI shares for the Company's common stock:
       Conversion of Preferred stock................                      -        $(1,250)
       Additional paid-in capital...................                      -         (2,060)
       Common stock, no par.........................                      -          3,310
                                                                ------------   ------------
                                                                                         -
                                                                ============   ============
    Recapitalization:
       Class A common stock.........................                $  (110)             -
       Class B common stock.........................                   (173)             -
       Class C common stock.........................                 (1,217)             -
       Redeemable Class B common stock..............                   (500)             -
       Additional paid-in capital...................                 (3,504)             -
       Treasury stock...............................                    291              -
       Redeemable common stock, no par..............                    500              -
       Common stock, no par.........................                  4,713              -
                                                                ------------   ------------
                                                                         -               -
                                                                ============   ============

    Reclassification to common stock related to
       expiration of redemption requirements........                      -        $   500
                                                                ============   ============

  6.     New Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share" which is effective for periods ending after December 15, 1997. The overall objective of SFAS 128 is to simplify the calculation of earnings per share and achieve comparability with International Accounting Standards. The Company will be required to adopt SFAS 128 in the second quarter of fiscal 1998, but does not expect that the adoption will have a material effect on the Company's consolidated financial statements.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  General

  The financial condition and results of operations of the Company for the three and nine months ended March 31, 1997 compared with the three and nine months ended March 31, 1996 have been affected by both acquisitions and internal growth.

  On November 12, 1996, the Company acquired, in a merger transaction, Home Health Systems, Inc. ("HHSI"), a provider of durable medical equipment and infusion and respiratory therapy services with $8.2 million in net revenues for the twelve month period ended June 30, 1996 (the "HHSI Merger") and operations in New Jersey, Pennsylvania, Maryland and Illinois. The Company issued 455,238 shares of its Common Stock, net of shares that are treated similarly to treasury shares for accounting purposes, in exchange for all the issued and outstanding shares of HHSI. The HHSI Merger was accounted for as a pooling of interests and, accordingly, the Company's condensed consolidated financial statements and notes thereto have been restated to combine the accounts and operations of HHSI with those of the Company for all periods
  presented.   Merger costs of $1.6 million, of which $1.3 million are expected to require the use of cash, resulting from this acquisition were recorded during the three months ended December 31, 1996 and are reflected in the accompanying condensed consolidated statements of operations.

  Effective February 1, 1997, the Company acquired the assets of Medical Air Supply, Inc. and Cambridge Medical Company, durable medical equipment providers located in Texas with $6.5 million of net revenues for the twelve month period ended December 31, 1995. Additionally, effective March 1, 1997, the Company acquired the stock of Nahatan Drug, Inc., a durable medical equipment provider located in Massachusetts, New Hampshire and Rhode Island with $7.2 million of net revenues for the twelve month period ended February 29, 1996. The aggregate consideration paid and debt assumed for these two acquisitions was $23.8 million, the cash portion of which was funded through the Company's senior credit facility (the "Credit Facility"). These acquisitions were accounted for as purchases.

  Effective January 1, 1997, the Company acquired certain assets of LHS Holdings, Inc. ("LHS") and certain assets of two of its subsidiaries, which provide primarily Medicare cost-reimbursed nursing and related patient services. The Company also purchased certain assets of two LHS affiliated companies on April 9, 1997, which provide primarily pediatric nursing and infusion therapy services (collectively, the purchases, including those related to the affiliates, are hereafter referred to as the "LHS Acquisition"). The operations of the companies acquired in the LHS Acquisition had net revenues of $16.0 million for the twelve month period ended June 30, 1996. The aggregate preliminary consideration payable for the LHS Acquisition is $8.2 million, including an estimated contingent amount of $1.6 million, which will be adjusted as of December 31, 1997. Of this amount, $2.0 million and $6.2 million were paid on January 10, 1997 and April 9, 1997, respectively, which included $6.2 million funded through borrowings under the Credit Facility with the remainder comprised of subordinated notes and common stock. This acquisition was accounted for as a purchase.

  Effective December 1, 1996, the Company acquired all of the outstanding capital stock of R.S.D. Management Services, Inc., a provider of primarily Medicare cost-reimbursed nursing and related patient services with approximately $18.3 million of net revenues for the twelve month period ended June 30, 1996 and operations in Massachusetts and New Hampshire (the "RSD Acquisition"). The consideration paid for the RSD Acquisition was approximately $11.1 million. The cash portion of this consideration was paid
  through borrowings under the Credit Facility.   This acquisition was accounted
  for as a purchase.

  On October 1, 1996, the Company acquired certain assets and assumed certain liabilities of Medical Express, Inc., a durable medical equipment and respiratory therapy company located in Bristol, Pennsylvania with $2.5 million in net revenues for the twelve month period ended June 30, 1996. The aggregate purchase price for this acquisition was $3.2 million. The cash portion of this consideration was paid through borrowings under the Credit Facility. This acquisition was accounted for as a purchase.

  Additionally, the nine months ended March 31, 1997 include the results of operations from the acquisition during the fourth quarter of fiscal 1996 of providers of home nursing and mobile diagnostic services in the Tampa/St. Petersburg, Florida market and from the acquisition during the first quarter of fiscal 1997 of providers of home nursing, durable medical equipment and respiratory and infusion therapy services in Scranton, Pennsylvania, Sarasota, Florida, and Berlin and Salisbury, Maryland. These acquisitions were accounted for as purchases.

  Results of Operations

                                         Percentage of net revenue           Percentage of net revenue
                                         for the three months ended          for the nine months ended
                                                 March 31,                            March 31,
                                       ------------------------------      -----------------------------
                                           1996               1997             1996              1997
                                       -----------        -----------      -----------       -----------
Net revenues                                100.0  %           100.0  %         100.0  %          100.0  %
Operating costs and expenses:
   Patient care                              49.2               48.9             48.5              48.5
   General and administrative                36.0               36.4             38.2              35.8
   Provision for doubtful accounts            3.2                3.3              3.3               3.7
   Depreciation                               1.1                1.0              1.0               1.0
   Amortization                               1.1                1.6              1.0               1.5
   Interest expense, net                      1.4                2.1              1.9               2.0
   Merger and other nonrecurring                -                0.7              1.3               1.8
                                       -----------        -----------      -----------       -----------

Income before income taxes                    8.0                6.0              4.8               5.7

Income taxes                                  3.3                2.3              2.0               2.2

Extraordinary loss                              -                  -              1.7                 -
                                       -----------        -----------      -----------       -----------

   Net income (loss)                          4.7  %             3.7  %           1.1  %            3.5  %
                                       ===========        ===========      ===========       ===========

    Three Months Ended March 31, 1997 Compared with the Three Months Ended March 31, 1996.

    Net revenues. Net revenues increased to $42.3 million during the three months ended March 31, 1997, representing an increase of $17.4 million, or 70%, compared with the three months ended March 31, 1996. Of this increase, $14.8 million resulted from the acquisitions completed since the fourth quarter of fiscal 1996 and $2.6 million resulted from internal growth at existing branch locations. Internal growth in net revenues relating to services and products other than Medicare cost-reimbursed nursing and related patient services from the three months ended March 31, 1996 to the third quarter in fiscal 1997 was 21%. This growth primarily resulted from cross-selling the Company's services and products and increasing patient referrals, particularly nursing services referred to the Company by managed care organizations. For the same periods, although same-branch Medicare cost-reimbursed nursing and related patient service visits increased 3%, same-branch net revenues decreased 4% as a result of a decrease in general and administrative costs at these branches, resulting in less cost reimbursement.

    Medicare cost-reimbursed nursing and related patient service net revenues, including net revenues relating to acquired companies, increased 116% to $19.1 million and related visits increased 161% to 293,000 visits in the three months ended March 31, 1997 compared with the three months ended March 31, 1996. Non-Medicare nursing hourly- and visit-based net revenues, including net revenues relating to acquired companies, increased 68% to $8.8 million and related hours and visits increased 173% and 40%, respectively, during the same period. The increase in Medicare visits and the increase in non-Medicare hours and visits resulted from acquisitions of providers of home nursing services in the Tampa/St. Petersburg, Florida market in the fourth quarter of fiscal 1996 and in the Texas, Maryland, Massachusetts and New Hampshire markets during fiscal 1997, as well as increased referrals. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased $3.7 million, or 35%, to $14.4 million for the three months ended March 31, 1997 from $10.7 million for the three months ended March 31, 1996 as a result of acquisitions, increased referrals and effective cross-selling of these services and products to the Company's nursing patients.

    Patient care. Patient care costs increased to $20.7 million during the three months ended March 31, 1997, representing an increase of $8.5 million, or 70%, compared with the three months ended March 31, 1996. This increase principally related to increases in net revenues. These costs decreased slightly as a percentage of net revenues from 49.2% to 48.9%.

    General and administrative. General and administrative expenses increased to $15.4 million during the three months ended March 31, 1997, representing an increase of $6.4 million, or 72%, compared with the three months ended March 31, 1996. This increase principally related to increases in net revenues. These costs increased slightly as a percentage of net revenues from 36.0% to 36.4%.

    Provision for doubtful accounts. The provision for doubtful accounts increased to $1.4 million during the three months ended March 31, 1997, representing an increase of $599,000, or 75%, compared with the three months ended March 31, 1996. This increase was principally related to increases in net revenues. Bad debt expense increased slightly as a percentage of net revenues from 3.2% to 3.3%.

    Depreciation. For the three months ended March 31, 1997, depreciation expense increased to $409,000. This represented an increase of $143,000, or 54%, over the three months ended March 31, 1996. This increase principally resulted from capital expenditures for vehicles, management information systems and equipment in support of the Company's internal growth, with the remainder resulting from depreciation on assets acquired in connection with acquisitions.

    Amortization. For the three months ended March 31, 1997, amortization increased to $678,000. This represented an increase of $397,000, or 141%, over the three months ended March 31, 1996. This increase was attributable to amortization of goodwill arising from acquisitions in fiscal 1996 and 1997.

    Interest expense, net. Interest expense, net, increased $551,000, or 157%, to $903,000 during the three months ended March 31, 1997 compared with the three months ended March 31, 1996. This increase resulted from increased borrowings for acquisitions in fiscal 1996 and fiscal 1997 and increased borrowings to finance working capital requirements for internal growth.

    Merger and other nonrecurring. During the three months ended March 31, 1997, the Company wrote-off deferred costs aggregating $300,000 related to an offering to sell shares of the Company's common stock through a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 1, 1996 and withdrawn on December 30, 1996. The write-off was recorded based upon management's judgment that a similar offering likely would not occur prior to June 30, 1997 due to current market conditions. Such costs were comprised principally of legal, accounting and printing costs.

    Provision for income taxes. The Company's effective tax rate decreased to 38.0% of pretax income for the three months ended March 31, 1997 from 41.4% in the three months ended March 31, 1996 principally due to lower effective state income tax rates.

    Nine months ended March 31, 1997 Compared with the Nine months ended March 31, 1996.

    Net revenues. Net revenues increased to $102.4 million during the nine months ended March 31, 1997, representing an increase of $33.4 million, or 48%, compared with the nine months ended March 31, 1996. Of this increase, $26.2 million resulted from the acquisitions completed since the fourth quarter of fiscal 1996 and $7.2 million resulted from internal growth at existing branch locations. Internal growth in net revenues relating to services and products other than Medicare cost-reimbursed nursing and related patient services from the nine months ended March 31, 1996 to the nine months ended March 31, 1997 was 28%. This growth primarily resulted from cross-selling the Company's services and products and increasing patient referrals, particularly nursing services referred to the Company by managed care organizations. For the same periods, net revenues and visits from same-branch Medicare cost-reimbursed nursing and related patient services decreased 5% and 4%, respectively, as a result of the payor shift of Medicare home nursing patients to managed care organizations, particularly in the Florida market, and a decrease in general and administrative costs at these branches during the third quarter of fiscal 1997, resulting in less cost reimbursement.

    than Medicare cost-reimbursed nursing and related patient services, including net revenues relating to acquired companies, increased 56% to $41.6 million and related visits increased 79% to 591,000 visits in the three months ended March 31, 1997 compared with the three months ended March 31, 1996. Non-Medicare nursing hourly- and visit-based net revenues, including net revenues relating to acquired companies, increased 53% to $23.4 million and related hours and visits increased 128% and 49%, respectively, during the same period. The increase in Medicare visits and the increase in non-Medicare hours and visits resulted from acquisitions of providers of home nursing services in the Tampa/St. Petersburg, Florida market in the fourth quarter of fiscal 1996 and in the Texas, Maryland, Massachusetts and New Hampshire markets during fiscal 1997, as well as increased referrals. Respiratory therapy, infusion therapy and durable medical equipment net revenues, including net revenues relating to acquired companies, increased $10.4 million, or 39%, to $37.4 million for the nine months ended March 31, 1997 from $27.0 million for the nine months ended March 31, 1996 as a result of acquisitions, increased referrals and effective cross-selling of these services and products to the Company's nursing patients.

  Patient care. Patient care costs increased to $49.6 million during the nine months ended March 31, 1997, representing an increase of $16.2 million, or 48%, compared with the nine months ended March 31, 1996. This increase principally related to increases in net revenues. These costs remained flat as a percentage of net revenues at 48.5%.

  General and administrative. General and administrative expenses increased to $36.6 million during the nine months ended March 31, 1997, representing an increase of $10.3 million, or 39%, compared with the nine months ended March 31, 1996. This increase principally related to increases in net revenues. These costs decreased as a percentage of net revenues from 38.2% to 35.8% due to the Company's implementation of cost containment initiatives and because certain general and administrative expenses did not increase directly with increases in net revenues.

  Provision for doubtful accounts. The provision for doubtful accounts increased to $3.8 million during the nine months ended March 31, 1997, representing an increase of $1.5 million, or 64%, compared with the nine months ended March 31, 1996. This increase was due partially to increases in net revenues. In addition, bad debt expense increased as a percentage of net revenues from 3.3% to 3.7%, primarily due to an increase in net revenues from managed care organizations whose approval process for authorization and payment for services is more complex than other payors resulting in more coverage and payment denials. Also, managed care organizations generally require patients to be responsible for copayments which may be difficult to collect.

  Depreciation. For the nine months ended March 31, 1997, depreciation expense increased to $1.0 million. This represented an increase of $359,000, or 54%, over the nine months ended March 31, 1996. This increase principally resulted from capital expenditures for vehicles, management information systems and equipment in support of the Company's internal growth, with the remainder resulting from depreciation on assets acquired in connection with acquisitions.

  Amortization. For the nine months ended March 31, 1997, amortization increased to $1.5 million. This represented an increase of $813,000, or 119%, over the nine months ended March 31, 1996. This increase was attributable to amortization of goodwill arising from acquisitions in fiscal 1996 and 1997.

  Interest expense, net. Interest expense, net, increased $780,000, or 60%, to $2.1 million during the nine months ended March 31, 1997 compared with the nine months ended March 31, 1996. This increase resulted from increased borrowings for acquisitions in fiscal 1996 and fiscal 1997 and increased borrowings to finance working capital requirements for internal growth.

  Merger and other nonrecurring. During fiscal 1997, certain nonrecurring expenses of $1.6 million were recorded during the three months ended December 31, 1996 as a result of the HHSI Merger. Such costs were comprised of transaction fees, legal and accounting costs and other nonrecurring costs associated with the merger. Additionally, during the three months ended March 31, 1997, the Company wrote-off deferred costs aggregating $300,000 related to an offering to sell shares of the Company's common stock through a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 1, 1996 and withdrawn on December 30, 1996. The write-off was recorded based upon management's judgment that a similar offering likely would not occur prior to June 30, 1997 due to current market conditions. Such costs were comprised principally of legal, accounting and printing costs.

  During fiscal 1996, certain nonrecurring expenses of $913,000 were recorded in connection with bridge financing incurred in connection with an acquisition in Tampa, Florida and repaid with a portion of the net proceeds from the Company's initial public offering.

  Provision for income taxes. The Company's effective tax rate decreased to 38.4% of pretax income for the nine months ended March 31, 1997 from 42.7% in the nine months ended March 31, 1996 due principally to lower effective state income tax rates.

  Loss on debt redemption, net. An extraordinary charge of $1.2 million was recorded in the three months ended December 31, 1995, net of estimated income tax benefit, related to the write-off of deferred financing costs and remaining unamortized discounts on senior subordinated indebtedness repaid with a portion of the proceeds from the Company's initial public offering.

  Liquidity and Capital Resources

  Working capital increased to $39.2 million at March 31, 1997 from $20.3 million at June 30, 1996, an increase of $18.9 million. The increase primarily resulted from an increase in accounts receivable of $20.2 million. This increase was principally due to acquisitions, internal growth and a slight increase in days net revenues outstanding. The increase in days net revenues outstanding resulted from an increase in the portion of net revenues from managed care organizations. Cash flow used in operations was $11.0 million for the nine months ended March 31, 1997 compared with $2.2 million used in operations in the nine months ended March 31, 1996 due primarily to the increase in accounts receivable and a decrease in accounts payable during fiscal 1997.

  Cash expenditures for acquisitions were $32.4 million and $12.8 million for the nine months ended March 31, 1997 and 1996, respectively.

  Expenditures for purchases of capital equipment were $2.8 million and $2.9 million for the nine months ended March 31, 1997 and 1996, respectively, including $2.3 million of purchases in fiscal 1997 funded through a collateralized master lease agreement. The Company expects to spend approximately $1.9 million for capital expenditures for the remainder of fiscal 1997. The Company typically funds its capital expenditures through a master lease arrangement.

  On March 13, 1997, the Company amended the Credit Facility to increase available borrowings from $50 to $100 million, to be used for acquisitions, working capital and other general corporate purposes. On May 9, 1997, the Company had $30.8 million of unused commitment for working capital and acquisitions under the Credit Facility.

  Management anticipates the Company's available lines of credit and cash flow generated from operations will be adequate to enable the Company to fund its operations, capital expenditures and anticipated internal growth for at least the next twelve months. Despite the amount of unused commitment under the Credit Facility, there is no assurance the Company can continue to acquire businesses consistent with the size and number of acquisitions completed through April of fiscal 1997, due to, among other factors, limitations on access to additional funds imposed by the Credit Facility financial covenants.

  See the Company's accompanying condensed consolidated financial statements and notes thereto for information relating to the impact on the Company of new accounting pronouncements.

  Item 2.   Changes in Securities

  On March 27, 1997, the Company completed its acquisition of Nahatan and, in connection therewith, issued to the owners of all the capital stock of Nahatan in exchange for such stock an aggregate of 380,048 shares of the Company's common stock. These shares were not registered under the Securities Act of 1933 (the "Act"), as amended, in reliance upon the exemption from such registration provided by Section 4(2) of the Act.

  Item 6.   Exhibits and Reports on Form 8-K



  (a)  Exhibits

       No.   Description
       ---   -----------
       10.1  Third Amended and Restated Credit Agreement

       11.1 Computation of primary and fully diluted earnings per share for the three and nine months ended March 31, 1997.

       11.2 Computation of primary and fully diluted earnings per share before extraordinary item for the three and nine months ended
             March 31, 1996.

       11.3 Computation of primary and fully diluted earnings (loss) per share after extraordinary item for the three and nine months ended
             March 31, 1996.

       27.0 Financial data schedule for the nine month period ended March 31, 1997.

  (a)  Reports on Form 8-K

       The following reports were filed with respect to Item 2, "Acquisitions and Dispositions of Assets," and Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits," on Form 8-K and 8-K/A during the three months ended March 31, 1997:

       (i)   Form 8-K on January 24, 1997 related to the LHS Acquisition.

       (ii) Form 8-K/A on February 11, 1997, which included pro forma financial information and audited financial statements of the companies acquired in the RSD Acquisition.

       (iii) Form 8-K/A on March 20, 1997, which included pro forma financial information and audited financial statements of the companies acquired in the LHS Acquisition.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOME HEALTH CORPORATION OF AMERICA, INC.



  Date:   May 15, 1997              /s/  Bruce J. Colburn
                                    -------------------------------------------
                                    Chief Financial and Accounting Officer


  EXHIBIT INDEX
  10.1  Third Amended and Restated Credit Agreement

  11.1 Computation of primary and fully diluted earnings per share for the three and nine months ended March 31, 1997.

  11.2 Computation of primary and fully diluted earnings per share before extraordinary item for the three and nine months ended March 31, 1996.

  11.3 Computation of primary and fully diluted earnings (loss) per share after extraordinary item for the three and nine months ended March 31, 1996.

  27.0  Financial data schedule for the nine month period ended March 31, 1997.