Form 10-K
period 1997-06-30
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1997-09-29
CIK 1000685

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K


         [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    for the fiscal year ended June 30, 1997
                                      OR
        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               for the transition period from ________to _______

                        Commission file number 0-26938

                   HOME HEALTH CORPORATION OF AMERICA, INC.
            (Exact name of Registrant as specified in its charter)


             Pennsylvania                             23-2224800
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

     2200 Renaissance Boulevard,                       19406
     Suite 300, King of Prussia
(Address of principal executive offices)             (Zip code)

      Registrant's telephone number, including area code: (610) 272-1717

      Securities registered pursuant to section 12(b) of the Act:    None

          Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, no par value
                               (Title of Class)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES [ X ]  NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

On August 31, 1997, the aggregate market value (based upon the closing price on such date) of the voting stock held by non-affiliates of the Registrant was approximately $101,492,610. The number of shares of the Registrant's, no par value shares outstanding as of August 31, 1997 was 9,249,929.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1997, are incorporated by reference into Part III of this report.

                                     PART I


ITEM 1. BUSINESS

The Company


     Home Health Corporation of America, Inc. ("HHCA" or the "Company") is a leading provider of comprehensive home health care services and products, delivering nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment. The Company currently operates 61 branch locations in Florida, Pennsylvania, Delaware, New Jersey, Maryland, Massachusetts, New Hampshire, Texas, Illinois and Maine. The Company generated $150.2 million in net revenues in fiscal 1997.

     The Company's growth objective is to enhance its position as a leading provider of quality, cost-effective, comprehensive home health care services and products by: (i) offering payors access to comprehensive home health care services and products which are provided directly by the Company; (ii) cross-selling its services and products through Coordinated Care Centers (See "Coordinated Care Centers") and home-based evaluations of patient needs; (iii) developing managed care referral sources; and (iv) expanding through acquisitions in existing and new markets. See "Strategy."

     The Company seeks to provide a "one-stop-shop" of cost effective, comprehensive home health care services and products. The Company's regional Coordinated Care Centers serve as focal points for managed care organizations, hospitals, physicians, discharge planners and other health care providers to efficiently arrange for Company services and products. The Coordinated Care Centers and home based evaluations conducted by the Company's nurses enhance the Company's ability to cross-sell its comprehensive range of services and products. The Company's nurses are trained to identify at the time of the evaluation in the patient's home any additional need for Company services and products. The Company believes that it is well-positioned to benefit from the increasing preference of payors and referral sources, particularly managed care organizations, to use home health care providers that both offer and coordinate the delivery of a full range of home health care services and products. As managed care organizations continue to increase their market share in regions in which the Company operates, these organizations continue to become increasingly important to the Company as referral sources.

     The Company intends to continue to expand its operations through acquisitions in existing and new markets. Since July 1, 1995, the Company has completed fourteen acquisitions in both existing and new markets. In entering new markets, the Company generally acquires a home nursing company (primarily Medicare-based) and adds additional services and products through internal growth and subsequent acquisitions in order to offer a full range of home health care services and products to patients, physicians and payors, including managed care organizations. Acquisitions completed prior to fiscal 1996 enhanced the Company's presence in Pennsylvania, Delaware, Maryland and New Jersey. During fiscal 1996, the Company expanded its operations into the Tampa/St. Petersburg, Florida market with four acquisitions which included nursing and related patient services, durable medical equipment and respiratory services. During fiscal 1997, the Company entered the Texas and New England regions with five acquisitions, expanding its operations into Texas, Massachusetts, New Hampshire, Rhode Island and Maine. Additionally, during fiscal 1997, the Company expanded its ongoing operations in Pennsylvania, New Jersey, Maryland and the Tampa/St. Petersburg, Florida market with five acquisitions, and also expanded into Illinois as a result of a merger transaction. The acquisitions in fiscal 1997 included nursing and related patient services, infusion therapy, durable medical equipment and respiratory services. Additionally, on September 26, 1997, the Company entered into a definitive agreement for the acquisition through merger of U.S. HomeCare Corporation, a provider of paraprofessional and professional home health care services, including nursing care, personal care and other specialized therapies, with approximately $56 million in annualized net revenues, based upon the quarter ended June 30, 1997, and operations in New York, Connecticut and Pennsylvania (the "USHO Acquisition"). The Company expects to issue approximately 2.7 million shares of Common Stock in connection with the USHO Acquisition, which is expected to be accounted for as a pooling of interests. Management believes that a substantial number of acquisition opportunities may continue to arise as Medicare regulatory changes, managed care and other competitive pressures encourage further consolidation in the industry. See "Industry Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Since fiscal 1994, the Company generated a compound annual growth rate in net revenues of 47.6% through a combination of acquisitions and internal growth. The Company's net revenues increased from $64.1 million in fiscal 1995 to $150.2 million in fiscal 1997 (of which 64.1% represented nursing and related patient services net revenues), and the Company's net income increased from $758,000 in fiscal 1995 to $4.5 million in fiscal 1997 (which excludes certain nonrecurring items aggregating $1.7 million, net of estimated income taxes). The Company experienced internal growth rates in net revenues of 29%, 19% and 16% for fiscal years 1995, 1996 and 1997, respectively. The Company's internal growth in net revenues was primarily the result of cross-selling its services and products, expanding the range of services and products offered, increasing patient referrals, particularly from managed care organizations, and opening new branch locations. The percentage of the Company's net revenues from managed care organizations and other payors increased from 36.9% in fiscal 1995 to 38.7% in fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Forward Outlook and Risks."

Industry Overview

     The importance of home health care is increasing as a result of significant economic pressures within the health care industry. Total expenditures within the health care industry, which have increased at twice the rate of inflation in recent years, were approximately $1.1 trillion in 1995. The ongoing pressure to contain health care costs, while maintaining high quality care, is accelerating the growth of alternate site care, such as home health care, that reduces hospital admissions and lengths of hospital stays. Home health care, one of the fastest growing segments of the health care industry, had total expenditures in 1995 of approximately $36.1 billion, including $22.0 billion for nursing and related patient services, $5.8 billion for infusion therapy services, $5.0 billion for respiratory therapy services, and $1.9 billion for durable medical equipment. Approximately 17,000 providers currently serve approximately 8 million patients per year in their homes.



     The growth in home health care is also due to increased acceptance by payors, patients and the medical community, including physicians, hospitals and other providers.
Home health care often results in lower costs, which is increasingly important under managed care. In addition, home health care has grown rapidly as a result of (i) advances in medical technology, which have facilitated the delivery of services in alternate sites, (ii) demographic trends, such as an aging population and (iii) a strong preference among patients to receive health care in their homes.

     The home health care industry has been highly fragmented and characterized by local providers that typically do not offer a comprehensive range of cost-effective services and products. These local providers often do not have the capital necessary to expand their operations or the range of services and products offered, which limits their ability to compete for managed care contracts and other referrals and to realize efficiencies in their operations. As managed care has become more prevalent, payors increasingly are seeking home health care providers that offer a "one-stop-shop" of cost-effective, comprehensive services in each market served, which further inhibits the ability of local providers to compete effectively. As a result of these economic and competitive pressures, the home health care industry is undergoing rapid
consolidation, a trend the Company expects to continue.   See "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

Strategy

     The Company's growth objective is to enhance its position as a leading provider of quality, cost-effective, comprehensive home health care services and products by continuing to pursue the following strategy:

     Offer Payors a Comprehensive Range of Services and Products. The Company offers managed care organizations and other payors access to cost-effective, comprehensive home health care services and products provided directly by the Company's employees, without having to coordinate with other providers. If an acquired business does not provide all of the services and products generally offered by the Company, those services and products are generally introduced over time. The Company believes that offering comprehensive home health care services and products provides payors with an efficient "one stop-shop" that enhances referrals, particularly from managed care organizations.

     Cross-Sell Services and Products. The Company cross-sells its services and products through its Coordinated Care Centers and home-based patient evaluations conducted by the Company's nurses. The Company's two Coordinated Care Centers located in the Florida and Mid-Atlantic regions serve as focal points for managed care organizations, hospitals, physicians, discharge planners and other health care providers to efficiently arrange for Company services and products. The Company's nurses are trained to identify, at the time of the nurse evaluation in the patient's home, any additional need for Company services and products. The Company anticipates establishing additional Coordinated Care Centers in both its Texas and New England regions.

     Develop Managed Care Referral Sources.   Managed care organizations, which
are an increasingly significant source of referrals for home health care services, accounted for 37.8% and 38.7% of the Company's net revenues in fiscal 1996 and 1997, respectively. Of the Company's 61 branch locations, 19 are currently accredited by the Joint Commission on Accreditation of

Healthcare Organization ("JCAHO"). The remaining non-accredited branches, 10 of which were accredited under the prior ownership, were acquired during fiscal 1996 and 1997, and are currently under survey for accreditation by JCAHO. The Company believes JCAHO accreditation enhances its ability to obtain contracts with certain managed care organizations. The Company is also targeting referrals from managed care organizations by offering disease management programs for the treatment of asthma, diabetes, and other chronic illnesses, as well as outcome and utilization reports. The Company expects that managed care contracts will generate an increasing number of referrals as the penetration of managed care accelerates in its markets. The Company believes that it has the local relationships, the knowledge of the regional markets in which it operates, and the cost-effective, comprehensive services and products required to compete effectively for managed care contracts and other referrals.


  Expand Through Acquisitions in Existing and New Markets. The Company seeks to acquire home health care businesses in existing and new markets. The Company's acquisition strategy in existing markets generally is to target companies which broaden the Company's geographic coverage and which complement and expand the Company's services and products. In entering new markets, the Company's strategy is to generally acquire a home nursing company (primarily Medicare-based) and add additional services and products through internal growth and subsequent acquisitions in order to offer a full range of home health care services and products to patients, physicians and payors, including managed care organizations. The Company believes that its acquisition of companies which provide primarily nursing services at the time of acquisition can enhance the Company's net revenues as related services and products are introduced by the Company into the new market through additional acquisitions. The Company believes there are a substantial number of acquisition opportunities in target markets due to the fragmentation of the home health care industry. See "Industry Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."



Services


     The Company derives substantially all of its net revenues through the provision of nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment. The following table shows the percentage of net revenues represented by each of the Company's services and products for the periods presented:



                                                      Fiscal year ended June 30,
                                                ------------------------------------
                                                    1995          1996           1997
                                                -----------    -----------    -----------
Nursing and related patient services
  Medicare                                             45.2%          37.4%          41.9%
  Non-Medicare                                         20.8           22.6           22.2
                                                -----------    -----------    -----------
                                                       66.0           60.0           64.1
Respiratory therapy                                     9.6           17.8           18.1
Infusion therapy                                       18.0           14.0            8.4
Durable medical equipment                               6.4            8.2            9.4
                                                -----------    -----------    -----------
       Total                                          100.0%         100.0%         100.0%
                                                ===========    ===========    ===========


     Nursing and Related Patient Services. The Company offers a broad range of nursing and related patient services, including:

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

     Respiratory Therapy Services. The Company provides respiratory therapy services to patients who suffer from a variety of conditions, including asthma, chronic obstructive pulmonary diseases (e.g., emphysema, bronchitis), cystic fibrosis and neurologically related respiratory conditions. The Company offers the following respiratory therapy services together with training by, and assistance from, licensed personnel:

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

     Infusion Therapy Services. The Company provides the following infusion therapy services together with training by, and assistance from, licensed personnel:

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

     The Company currently operates pharmacies in King of Prussia and Dupont, Pennsylvania; Largo and Pompano Beach, Florida; Chicago, Illinois and Dallas, Texas to serve substantially all of its home infusion patients and employs licensed pharmacists and registered nurses who have specialized skills in home infusion therapy. The Company is in the process of building a pharmacy in its Canton, Massachusetts location, which was acquired in fiscal 1997.

     Durable Medical Equipment. The Company provides durable medical equipment to serve the needs of its patients, including hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.


Organization

     The Company's operations are organized into five regions, as follows: (i) the Mid-Atlantic region, (ii) the Northeast region, (iii) the Florida region,
(iv) the New England region, and (v) the Texas region, each with an Area Vice President. The Area Vice Presidents, who report to the Company's Chief Operating Officer, are responsible for managing the operations of their respective regions. Regional support staff generally are organized by either nursing and related patient services or other services or products. Each region, except for New England, which was acquired during fiscal 1997, has a location providing pharmacy services, primarily for infusion therapy. The Company is in the process of building a pharmacy in the New England region, which is expected to be completed by December 31, 1997. The Company has a Coordinated Care Center in the Florida and Mid-Atlantic regions to coordinate the delivery of the Company's services and products to patients referred by managed care organizations, hospitals, physicians, discharge planners and other health care providers, and is in the process of opening additional centers in the Texas and New England regions. Management functions, such as professional services oversight, finance and accounting, sales training and support, product development, policy and procedure development, and management information systems are centralized at the corporate headquarters. The Company manages the integration of the operations of acquired companies through a team of
experienced operations personnel.   This team plans and coordinates the
transition for each acquired company to the Company's centralized accounting, billing, payroll, and other systems.

Coordinated Care Centers

     The Company has Coordinated Care Centers in the Mid-Atlantic and Florida regions and is in the process of establishing additional Coordinated Care Centers in the Texas and New England regions, which are expected to be in place by December 31, 1997. The Northeast region is serviced by the Mid-Atlantic region. Coordinated Care Centers serve as focal points for managed care organizations, hospitals, physicians, discharge planners and other health care providers to arrange for Company services from a Company home care coordinator. The home care coordinator facilitates the delivery of the comprehensive range of services and products to patients referred to the Company. After reviewing the referral, the Company's home care coordinator reviews the patients' medical history, confirms insurance coverage and arranges for physician-prescribed home health care services and products to be delivered to the patient.

Management Information Systems

     The Company maintains several management information systems to support (i) billing operations for the Company's services and products, including an integrated clinical database, (ii) accounting and financial operations, and
(iii) data transfer among the Company's branch locations, regional Coordinated Care Centers, regional offices, and corporate headquarters. Capital expenditures for management information systems are for maintaining and upgrading existing operations, enhancing the Company's ability to track clinical data, including outcomes measurement data, and improving data transfer.

Sales and Marketing

     The Company's marketing department provides planning and development, market research, public and community relations support and educational program development for all of the Company's branch locations. As of August 31, 1997, the Company employs 64 sales representatives whose primary responsibilities are to generate referrals from managed care organizations, hospitals, physicians, discharge planners and other health care professionals.

     The Company focuses its marketing efforts and sales resources on referral sources. The Company generates referrals from managed care organizations, hospitals, physicians, discharge planners and other health care professionals. The Company offers its referral sources a comprehensive range of products and services delivered in a coordinated manner, disease management programs for the treatment of asthma, diabetes and other chronic illnesses, continuing education seminars, as well as outcome and utilization reports. The Company has contracts with numerous managed care organizations, including organizations affiliated with Humana Health Care Plans, Inc., HIP Network of Florida, Inc., Aetna/U.S. Healthcare, Inc., Independence Blue Cross, Keystone Health Plans East and Prudential Health Care Plan, Inc.

New Division

     The Company formed a new division in May 1997, HHCA Health Alliance, which will be responsible for the development of three new distinct business units including (i) national managed care contract development, (ii) network management and (iii) contract management services. As a result of the changing home care industry and the significant growth of managed care, the Company has determined there is a growing need for the provision of management services and the need to form strategic alliances with managed care organizations, hospitals, nursing homes, physician groups and subacute facilities. This division will be responsible for establishing new relationships outside existing regions and strengthening current relationships with health care providers and payors.

Competition

     The home health care industry is highly competitive and includes national, regional and local providers. The Company competes with a large number of companies in all areas in which its branches are located. The Company's competitors include major national and regional companies, hospital-based programs, numerous local providers and nursing agencies. Some current and potential competitors have or may obtain significantly greater financial and marketing resources than the Company. Other companies, including managed care organizations, hospitals, physicians, discharge planners and other health care providers that currently are not serving the home health care market, may become competitors. As a result, the Company could encounter increased competition in the future that may limit its ability to maintain or increase its market share or otherwise materially adversely affect its financial condition or results of
operations.   The Company believes that the principal competitive factors in the industry are quality of care, including responsiveness of services and quality of professional personnel; breadth of services offered; geographic coverage; cost of services and general reputation with patients, payors and the medical community, including physicians, hospitals and other health care providers.

Payor Mix

     The Company derives substantially all of its net revenues from Medicare, Medicaid and private payors, which include managed care organizations, including health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"), traditional indemnity insurers and third party administrators
("TPAs").   While Medicare is expected to continue to represent a significant component of net revenues, the Company anticipates net revenues from managed care organizations will increase significantly. The following table outlines the payor mix for the Company's net revenues for the periods presented:




                                                 Fiscal year ended June 30,
                                         -----------------------------------------
                                             1995          1996           1997
                                         -----------    -----------    -----------
Medicare                                        54.7%          50.3%          55.5%
Medicaid                                         8.4           11.9            5.8
Managed care and other                          36.9           37.8           38.7
                                         -----------    -----------    -----------
            Total                              100.0%         100.0%         100.0%
                                         ===========    ===========    ===========



     A majority of the Company's business is, and is expected to continue to be, reimbursed by Medicare and Medicaid. Medicare is a federally funded health program which provides health insurance coverage for certain disabled persons and persons age 65 or older. Medicaid is a health insurance program, jointly funded by the federal and state governments, which provides health insurance coverage for certain financially or medically needy persons regardless of age. Medicaid benefits supplement Medicare benefits for financially needy persons age 65 or older. Congress has provided, through the Medicare program, for coverage of home health care services including part-time or intermittent skilled nursing care; physical, occupational, or speech therapy; medical social services under the direction of a physician; part-time or intermittent services of a home health aide; medical supplies (but not drugs or biologicals except for osteoporosis drugs) and durable medical equipment. Medicare reimburses the Company for the services it renders under Parts A and B of the Medicare program. Medicare Part A reimburses the Company on a "cost basis" based on the lower of the Company's allowable cost, as defined by Medicare regulations, not to exceed annual cost limits or the Company's actual charges. Allowable cost is the actual cost directly related to providing home health care services, plus an overhead allocation. Cost reports evidencing the fiscal year allowable costs, visit data, charges and other financial information are filed annually and are subject to audit. Medicare Part B is paid on a fixed fee-for-service basis similar to other third-party payors, such as managed care organizations. See "Government Regulation - Current Developments."

     In the states in which the Company operates, Medicaid provides reimbursement for certain home health care services for eligible recipients primarily on a fee-for-service basis. Services provided by the Company to Medicaid-eligible recipients, primarily to pediatric patients, are under a special program established by Medicaid for specific types of patients. Reimbursement rates for such services generally are higher than otherwise allowed under the Medicaid programs.


     The Company operates eleven Medicare certified home health agencies, of which seven receive periodic interim payment ("PIPs") from the Medicare program for services provided. PIPs are biweekly payments, the amounts of which are reviewed quarterly to reflect increases or decreases in the volume of nursing services provided. Because PIPs are paid biweekly, the arrangement has a substantially more favorable effect on the Company's cash flow than other payment arrangements. The Medicare program is scheduled to discontinue PIPs effective for the Company's cost reporting period beginning July 1, 2000. This change could result in a material adverse effect on the Company's cash flow. The Company's remaining Medicare certified home health agencies are currently reimbursed on a claims-processed basis. Generally the Company is paid for these claims within two to six weeks after submission to the intermediary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -

Forward Outlook and Risks."


Recent Developments

     The health care industry has experienced extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reform proposals have been formulated by the current federal government administration, members of Congress, and, periodically, state legislators. Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid expenditures are expected to continue in the future. In August 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act contains numerous changes in reimbursement to health care providers. Such changes will impact reimbursement for home health care services and products. See "Government Regulation - Current Developments." There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."


Government Regulation


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

     Certificates of Need.   Certain states require companies providing home
health care services to obtain a certificate of need issued by a state health planning agency. Some states require such certificates of need only for Medicare-certified home health agencies. The Company has eleven Medicare-certified home health agencies in its existing operations. Where required by law, the Company has obtained certificates of need from those states in which it operates. There can be no assurance that the Company will be able to obtain any certificates of need which may be required in the future if the Company expands its operations or if state laws change to impose additional certificate of need requirements. Any attempt to obtain additional certificates of need will cause the Company to incur certain expenses.

     JCAHO Accreditation.   Since 1993, the Company has been accredited by
JCAHO, a nationally-recognized organization that develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Upon acquiring companies in existing or new regions which are non-accredited, the Company undergoes survey for accreditation by JCAHO generally within six to twelve months after acquisition. With the advent of managed care, the need for objective quality measurements has increased. Not all providers have chosen to undergo the accreditation process because of its expense and time burden. Consequently, the Company has positioned itself to procure managed care contracts in part because of its choice to undergo rigorous review of its operations.

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

     The anti-kickback provisions of the federal Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Anti-kickback Statute") prohibit the offer, payment, solicitation or receipt of any remuneration in return for the referral of items or services paid for in whole or in part under the Medicare or Medicaid programs (or certain other state health care programs). While the federal Anti-kickback Statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Some court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. The United States Department of Health and Human Services ("HHS") has adopted regulations creating "safe harbors" from federal criminal and civil penalties under the Anti-kickback Statute by exempting certain types of ownership interests and other financial arrangements that do not appear to pose a risk of Medicare and Medicaid program abuse. Transactions covered by the Anti-kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute, but the practice may be subject to increased scrutiny and possible prosecution. The criminal penalty for conviction under the Anti-kickback Statute is a fine of up to $25,000 and/or up to five years imprisonment. Civil suspension for anti-kickback violations can also be imposed through an administrative process, without the imposition of civil monetary penalties. Federal enforcement officials may also attempt to use other federal statutes to punish behavior considered fraudulent or abusive, including the Federal False Claims Act and the Health Insurance Portability Act of 1996. The Federal False Claims Act provides for penalties of up to $10,000 per claim plus treble damages and permits private persons to sue on behalf of the government in qui tam actions. The Health Insurance and Portability Act of 1996 which established a whole new category of crimes known as "federal healthcare offenses" including healthcare fraud, theft or embezzlement, false statements, obstruction of criminal investigation of healthcare offenses and money laundering is expressly applicable to all payors.

     In addition to the payment or receipt of illegal remuneration for the referral or generation of business reimbursable under federal health programs, the fraud and abuse laws cover other billing practices that are considered fraudulent (such as presentation of duplicate claims, or claims for services not actually rendered or for procedures that are more costly than those actually rendered) or abusive (such as claims presented for services not medically necessary based upon a misrepresentation of fact), subject to the same remedies described above.

     Similarly, a large number of states in which the Company operates have varying laws prohibiting certain direct or indirect remuneration between healthcare providers for the referral of patients to a particular provider, including pharmacies and clinical laboratories. Possible sanctions for violation of these laws include loss of licensure and civil and criminal penalties.

     The federal government has enacted the so-called "Stark Law," which generally prohibits physicians from referring patients for laboratory services to entities in which they have a financial relationship. More recently, the Stark Law was broadly expanded by "Stark II", which provides that where a physician has a "financial relationship" with a provider of "designated health services" (including, among other things, the provision of parenteral and enteral nutrients, equipment and supplies, home health services, ultrasound services, and durable medical equipment, which are products and services, provided by the Company), the physician will be prohibited from making a referral to the health care provider and the provider will be prohibited from billing for the designated health service for which Medicare or Medicaid payment would otherwise be made. Certain exceptions are available under Stark II, which may or may not be available to the Company for arrangements in which the Company may be involved. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Stark II could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare and Medicaid programs. Furthermore, Medicare regulations contain similar self-referral restrictions and provide that unless certain conditions are met, a plan of care for home health services generally may not be certified by a physician who has a significant ownership interest in, or a significant financial or contractual relationship with, that home health agency. It is the Company's policy to monitor its compliance with Medicare and Medicaid laws and regulations and Stark II, generally, and to take appropriate actions to ensure such compliance.

     Many states have adopted statutes and regulations, which vary from state to state, prohibiting provider referrals to an entity in which the provider has a financial interest or other financial arrangement including direct or indirect remuneration and fee-splitting. Sanctions for violation of these state restrictions may include loss of licensure, civil and criminal penalties and program exclusion. Certain states, including Pennsylvania, also require health care practitioners to disclose to patients any financial relationship with a provider and advise patients of the availability of alternative providers.

     The federal government has increased significantly the financial and human resources allocated to enforcing the fraud and abuse laws. In May 1995, the Clinton Administration instituted Operation Restore Trust ("ORT"), a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. The states initially targeted included California, Florida, Illinois, New York and Texas. ORT has been responsible for millions of dollars in civil and criminal restitution, fines, recovery of overpayments and the exclusion of a number of individuals and corporations from the Medicare program. ORT has been expanded to all fifty states, with a specific concentration on twelve states including Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and durable medical equipment areas. No assurance can be given that the practices of the Company, if reviewed, would be found to be in compliance with such laws or with any future laws, as such laws ultimately may be interpreted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Additionally, the Health Care Financing Administration of the U.S. Department of Health and Human Services ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid, has implemented "Wedge Surveys" in at least 13 states, including Connecticut, Florida, Tennessee, Illinois, Indiana, Massachusetts, Minnesota, Ohio, Oklahoma, Texas, Utah, Virginia and Wyoming. In these surveys, HCFA completes ORT-type surveys on a much smaller scale. Generally, HCFA reviews a small, limited number of claims over a two-month period and extrapolates the percentage which was paid in error to all claims paid for the period under review. Assuming the reviewer uncovered nothing significant, the home health agency then has the option to repay the amount determined by HCFA or undergo a broader review of its claims. If the survey uncovers significant problems, the matter may be referred for further review.

     While the Company believes that it is in material compliance with the fraud and abuse laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such requirements, as such requirements ultimately may be interpreted. It is the Company's policy to monitor its compliance with such requirements and to take appropriate actions to ensure such compliance. Although the Company does not believe it has violated any fraud and abuse laws, there can be no assurance that future related legislation, either health care or budgetary, related regulatory changes or interpretations of such regulations, will not have a material adverse effect on the future operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Current Developments.   Political, economic and regulatory influences are
subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and will in the future propose and adopt legislation effecting
fundamental changes in the health care delivery system.   Legislative debate
regarding changes to the health care delivery system and payment systems is expected to continue in the future. The recently passed Budget Act contains numerous changes in reimbursement to health care providers and is expected to have a significant impact on the health care industry. Additionally, the level of net revenues and profitability of the Company, like those of other health care providers, will also be affected by the continuing efforts of other payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services, negotiating reduced contract pricing and capitation arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Congress passed the Budget Act as part of its plan to reduce the growth in Medicare expenditures to health care providers. The Budget Act contains provisions which impact a number of types of health care providers. The following provisions, which apply to home health care providers, are a few of the provisions, discussed in further detail below, which are expected to have an impact on the Company in the future: (i) implementation of a prospective payment system for home nursing services by October 1999; (ii) reductions in cost limits and implementation of a per-patient cap for home nursing services; (iii) payments for home nursing services based upon location of the patient as opposed to the provider's office; and (iv) reductions in home oxygen reimbursement of 30% over the next two years.

     Currently, Medicare reimburses participating Medicare-certified home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits which vary according to geographic regions of the country. The Budget Act requires HCFA to implement a prospective payment system for home health agencies by October 1, 1999, with up to a four-year phase-in period. Prospective rates determined by HHS would reflect a 15% reduction to the cost limits and per-patient limits as of September 30, 1999. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by the Company to provide home nursing services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Until prospective payment takes effect on October 1, 1999, the Budget Act sets up an interim payment system (the "IPS") that provides for lowering of
reimbursement limits for home health visits.   As amended, cost limit increases
for fiscal 1995 and 1996 have been eliminated. In addition, for cost reporting periods beginning on July 1, 1998, home health agencies cost limits will be determined as the lesser of (i) their actual costs (ii) cost limits based on 105% of median costs of freestanding home health agencies or (iii) an agency-specific per-patient cost cap, based on 98% of 1994 costs adjusted for inflation. The Company is unable to determine the effect of the IPS until HCFA finalizes related regulatory guidance on the implementation of the IPS. The new cost limits will apply to the Company for the cost reporting period beginning July 1, 1998. A reduction in these cost limits could have a significant effect on the Company's results of operations; however, the effect of such reductions cannot be predicted with any level of certainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."


     For cost reporting periods beginning after October 1, 1997, the Budget Act requires payments for home nursing services be paid based upon the location of the patient's home. HCFA has publicly expressed concern that some home health agencies are billing for services from offices with higher per visit cost limitations rather than the office servicing the patient. The Company's management believes the Texas region is the only area where a different per visit cost limitation may result from adoption of these provisions of the Budget Act. This will impact the Company's cost reporting periods beginning July 1, 1998. However, due to the difficulty in determining the levels of reimbursement based upon the location of the patient's home, as well as the uncertainty regarding the reimbursement rates in these locations, the Company cannot predict with any level of certainty the potential reductions in reimbursement resulting from this provision. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."


     The Budget Act requires a 25% reduction in home oxygen reimbursement from the 1997 fee schedule on January 1, 1998 and a further reduction of 5% on January 1, 1999. Compounding these reductions is a freeze on consumer price index updates for the next five years. Approximately 6% of the Company's current net revenues are derived from applicable oxygen services. This reduction in oxygen reimbursement will have a significant effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Forward Outlook and Risks."

     Various other provisions included in the Budget Act may have an impact on the Company's business and results of operations. Venipuncture will no longer be a covered skilled nursing home care service unless it is performed in connection with other skilled nursing services. The Company is currently assessing the potential impact of this provision, however, the effect of such reductions cannot be predicted with any level of certainty at this time. Additionally, the Company will be required to have surety bonds of at least $50,000 for each Medicare-certified nursing agency and medical equipment company. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. The impact of these reimbursement changes on the Company's results of operations cannot be predicted with any certainty at this time, and there can be no assurance that such reimbursement levels will cover the costs incurred by the Company to provide its services and products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."


     In addition to the impact on health care reimbursement resulting from the Budget Act, other changes have been announced in a federal policy which may adversely impact Company operations. HCFA has recently required branch offices to obtain separate licensure and separate provider agreements. On September 15, 1997, President Clinton related in a speech before the Service Employees International Union that there will be a six-month waiting period on certifying new home health agencies. It is unclear what effect this six month waiting period would have on redesignated branch offices or on the Company's business, generally. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."


Employees


     The retention of qualified employees is a high priority for the Company. As of June 30, 1997, the Company employed approximately 3,068 full- and part-time employees. Of these employees, approximately 2,029 are nurses and approximately 113 are employed at the Company's executive offices. In addition, the Company maintains registries of approximately 2,287 licensed nurses, therapists, home health aides and other home health care providers available for staffing assignments on a temporary basis. Management believes that the Company's employee relations are good. The Company's employees are not represented by a labor union.

Insurance


     The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with both a per-occurrence and annual aggregate coverage limit of $1.0 million. In addition, the Company has an umbrella liability or "excess" policy with a single limit of $1.0 million for any one occurrence in excess of certain minimum amounts. The umbrella policy excludes professional liability. The Company maintains a health care agency professional liability insurance policy with limits of $1.0 million per occurrence and an annual aggregate limit of $3.0 million. Health care professionals with whom the Company has contracted must provide evidence that they carry at least $1.0 million of insurance coverage. The Company believes that it has adequate insurance coverage. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers


     The executive officers of the Company are currently as follows:



          Name               Age            Position
-------------------------   -----   --------------------------------------------------

Bruce J. Feldman            48      President, Chief Executive Officer and
                                        Chairman of the Board
Bruce J. Colburn            42      Chief Financial Officer
Fred J. Nicholas            52      Chief Operating Officer
Colleen M. Lederer          41      Corporate Vice President of Professional Services
Augustus Robbins, IV        42      Corporate Vice President of Product Services
Wanda Monical               43      Corporate Vice President - Women's and
                                        Children's Health Services
Susan V. Juris              41      Corporate Vice President - Managed Care Services
Joseph J. Grilli            46      Area Vice President, Northeast Region
James Weinstein             43      Area Vice President, Mid-Atlantic Region
Joseph Sterensis            45      Area Vice President, Florida Region
Victor Kingsley             40      Area Vice President, New England Region
April Anthony               30      Area Vice President, Texas Region

     Bruce J. Feldman, the founder of the Company, has served as President, Chief Executive Officer and Chairman of the Board of the Company since it was founded in December 1982. Prior to founding the Company, Mr. Feldman owned a Medicare-certified home health agency, which became a subsidiary of the Company in 1982.

     Bruce J. Colburn became Chief Financial Officer in April 1996. From 1995 to 1996, Mr. Colburn was Senior Vice President, Chief Financial Officer and Treasurer of NovaCare, Inc., a national provider of rehabilitation services. From 1994 to 1995, Mr. Colburn was Senior Vice President, Chief Financial Officer and Treasurer of Primary Health Systems, L.P., an acute care hospital management company. In 1994, Mr. Colburn was Senior Vice President, Finance, of OrNda Healthcorp, an acute care hospital management company. From 1990 to 1994, Mr. Colburn held various financial officer positions with American Healthcare Management, Inc., a hospital management company acquired by OrNda Healthcorp in 1994.

     Fred J. Nicholas became Chief Operating Officer in January 1995. He joined the Company in April 1992 as Chief Operating Officer of the Florida division. From April 1990 to June 1992, Mr. Nicholas was President and Chief Operating Officer of Unity Health Care, Inc., a home health care company.

     Colleen M. Lederer became Corporate Vice President of Professional Services in July 1994. From 1987 to 1994, Ms. Lederer was Director of Professional Services of the Company.

     Augustus Robbins, IV became Corporate Vice President of Product Services in October

1996. Mr. Robbins joined the Company in October 1996 in connection with the Company's merger with Home Health Systems, Inc., a provider of durable medical equipment and respiratory and infusion therapy services. Mr. Robbins was Executive Vice President of Home Health Systems, Inc. from 1986 to 1996.

     Wanda Monical became Corporate Vice President - Women's and Children's Health Services in June 1997. From March 1995 to March 1997, Ms. Monical was Vice President for Interim Healthcare, Inc., a regional nursing services provider. From October 1992 to December 1994, Ms. Monical served in senior development capacities at Olsten Kimberly Quality Care, a national provider of nursing services.

     Susan V. Juris became Corporate Vice President - Managed Care Services in February, 1997. From 1994 to 1997, Ms. Juris was a health care consultant for Alternacare, Inc., located in Philadelphia, Pennsylvania, which she founded in 1994 to provide specialty consulting to home health and managed care companies. From 1989 to 1994, Ms. Juris was Executive Vice President and Chief Operating Officer of SNI Home Care, Inc., a fully integrated, regional home care system and contract management company.

     Joseph J. Grilli became Area Vice President, Northeast Region in April 1997, when the Mid-Atlantic Region was split into the Mid-Atlantic and Northeast Regions. From July 1996 to April 1997, Mr. Grilli was the Vice President, Mid-Atlantic Region and has been employed by the Company since 1988 in various positions.

     James Weinstein became Area Vice President, Mid-Atlantic Region in March 1997. From 1991 to 1997, Mr. Weinstein was President of GHS Home Medical Services, a home care provider owned by Graduate Health System, a vertically integrated hospital system located in the Metropolitan Philadelphia area.

     Joseph Sterensis became Area Vice President, Florida Region in April 1997. From September 1995 to March 1997, Mr. Sterensis was Director of Operations for the Company's product locations in the Tampa, Florida area. Prior to September 1995, Mr. Sterensis was Chief Operating Officer of Preferred Diagnostics and Medical Services, Inc., a provider of durable medical equipment and respiratory therapy services, which was acquired by the Company in September 1995.

     Victor Kingsley became Area Vice President, New England Region in February 1997. From 1994 to February 1997, Mr. Kingsley was General Manager, Boston Major Market Homecare Division for National Medical Care, Inc., an international dialysis and home care products and services company. From 1987 to 1994, Mr. Kingsley held various positions with Blue Cross Blue Shield of Massachusetts, including Director of Client Services and Director of Procurement.

     April Anthony became Area Vice President, Texas Region, in January 1997. From 1992 to 1996, Ms. Anthony was Chief Operating Officer of LHS Holdings, Inc. a nursing and related patient services and infusion therapy services company, which was acquired by the Company in January 1997.

ITEM 2.  PROPERTIES

     The Company leases its corporate office in King of Prussia, Pennsylvania. The corporate office is approximately 16,000 square feet with a remaining lease term through calendar 1999. The Company leases all of its branch locations. Management believes that the leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required. The Company currently has 61 branch locations in five regions encompassing ten states, as indicated in the following chart, which also indicates the services and products provided at each branch:


                                                                 Services and Products Provided
                                                       -------------------------------------------------------
                                                          Nursing
                                                          Related     Respiratory     Infusion       Durable
                                       Date Opened        Patient       Therapy        Therapy       Medical
   Region          Branch Location     or Acquired        Services      Services       Services     Equipment
------------     ------------------   --------------   ------------  --------------  -----------   ------------
Mid-Atlantic
Southeastern     Pennsville, NJ            7/97              x                            x
    PA           Bristol, PA              10/96                              x                          x
    and          King of Prussia, PA       5/92              x               x            x             x
Southern NJ        (1) (2) (3)
                 Philadelphia, PA         10/88              x               x            x             x

   DE and        Dover, DE                 3/95              x               x            x             x
 Eastern MD      Newark, DE                3/95                              x            x             x
                 Newark, DE                3/95              x
                 Seaford, DE               6/95              x               x            x             x
                 Berlin, MD                9/96              x
                 Columbia, MD             11/96                              x            x             x
                 Salisbury, MD             1/97              x               x            x             x

Northeast
Northeastern     Allentown, PA             3/97              x               x            x             x
     PA          Bartonsville, PA          5/97              x               x            x             x
                 Dupont, PA (2)            3/93              x               x            x             x
                 Hazelton, PA              6/97              x
                 Scranton, PA              2/95              x
                 Wilkes-Barre, PA(1)      12/94              x               x            x             x
                 Chicago, IL(2)           11/96                              x            x             x


  Florida
Southeastern     Boca Raton                3/95              x               x            x             x
    FL           Ft. Pierce                9/90              x               x            x             x
                 Lauderhill                8/86              x               x            x             x
                 Pompano Beach(1)(2)       3/93                              x            x             x
                 Vero Beach               10/93              x               x            x             x
                 W. Palm Beach             8/90              x               x            x             x



Western FL       Bradenton                 6/97              x
                 Hudson                    7/97              x
                 Largo  (3)                9/96              x
                 Largo  (1)(2)            10/95                              x            x              x


                                                                 Services and Products Provided
                                                       -------------------------------------------------------
                                                          Nursing
                                                          Related     Respiratory     Infusion       Durable
                                       Date Opened        Patient       Therapy        Therapy       Medical
   Region          Branch Location     or Acquired        Services      Services       Services     Equipment
------------     ------------------   --------------   ------------  --------------  -----------   ------------
                 New Port Richey              6/97      x
                 St. Petersburg               5/96      x
                 Tampa                        5/96      x
                 Tarpon Springs               5/96      x

New England      Manchester, NH               3/97                          x                             x
                 New London, NH              12/96      x
                 Salem, NH (1)               12/96      x
                 Arlington, MA               12/96      x
                 Canton, MA                   3/97                          x                             x
                 Chicopee, MA                 3/97                          x                             x
                 Danvers, MA                 12/96      x
                 Lowell, MA                  12/96      x
                 Malden, MA                  12/96      x
                 Maynard, MA                 12/96      x
                 Newton, MA                  12/96      x
                 Portland, ME                 3/97                          x                              x

Texas            Abilene                      1/97      x
                 Abilene                      9/97      x
                 Amarillo                     1/97      x
                 Austin                       1/97      x
                 Dallas (1)(2)                1/97      x                                   x
                 Fort Worth                   1/97      x
                 Fort Worth                   2/97                          x                              x
                 Granbury                     1/97      x
                 Odessa                       1/97      x
                 Odessa                       2/97                          x                              x
                 Plano                        1/97      x
                 Richardson                   2/97                          x                              x
                 San Angelo                   1/97      x
                 San Antonio                  2/97                          x                              x
                 Sherman                      1/97      x
                 Stephenville                 1/97      x
                 Temple                       1/97      x

(1)  Regional Office.
(2) Regional institutional pharmacy servicing the infusion requirements of branch locations.
(3)  Regional Coordinated Care Center.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997, through the solicitation of proxies or otherwise.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's common stock is traded on the Nasdaq National Market under the symbol "HHCA." The following table sets forth the quarterly range of high and low sales prices of the common stock on the Nasdaq National Market for each quarter since the common stock commenced trading on November 8, 1995:

Quarter Ended                    High    Low
------------------------------  ------  ------
          June 30, 1997         $11.13  $ 8.38
          March 31, 1997         13.13    9.81
          December 31, 1996      13.00    9.75
          September 30, 1996     13.88    9.13

          June 30, 1996          15.38   11.00
          March 31, 1996         12.50    8.25
          December 31, 1995      11.25    7.25

     As of August 31, 1997, there were 9,249,929 shares of common stock outstanding and approximately 119 stockholders of record of common stock. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers in "street name."



     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's senior credit agreement does not permit the payment of cash dividends on the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA


     The selected consolidated financial data set forth below as of June 30, 1996 and 1997, and for each of the years in the three-year period ended June 30, 1997, have been derived from the Company's consolidated financial statements, which were audited by Coopers & Lybrand L.L.P., independent accountants, and are included elsewhere in this Report. The selected consolidated data set forth below as of June 30, 1993, 1994 and 1995 and for the fiscal years ended June 30, 1993 and 1994 have been derived from the Company's consolidated financial statements, as restated for the merger with Home Health Systems, Inc. (see note 1, Pooling of Interests, to the consolidated financial statements), which are not included in this report. This data should be read in conjunction with the Company's consolidated financial statements and notes thereto, and other financial information included elsewhere in this Report.




                                                    Fiscal Year Ended June 30,
                                ----------------------------------------------------------------------------
                                    1993           1994            1995            1996            1997
                                ------------    -----------    ------------    ------------    -------------
                                                   (in thousands, except per share data)
Consolidated Statement of
 Income Data:
Net  revenues.................    $42,177         $46,706         $64,149         $95,878         $150,232
Adjusted EBITDA (1)...........      2,971           2,020           3,799          10,102           18,761
Income before income
 taxes (2)....................      1,724             957           1,551           5,690            5,001
Income taxes..................        830             646             793           2,396            2,187
Income before extraordinary
 item and cumulative effect of
 change in accounting
 principle....................        894             311             758           3,294            2,814
Net income....................        894             555             758           2,133            2,814
Net income available to common
 and common equivalent
 stockholders.................    $   766         $   456         $   635         $ 1,230         $  2,808
                                  =======         =======         =======         =======         ========
Net income per common and
 common equivalent share......    $  0.22         $  0.13         $  0.17         $  0.18         $   0.32
                                  =======         =======         =======         =======         ========
Weighted average common and
 common equivalent shares
 outstanding..................     3,550           3,572            3,676           6,653            8,673
                                  =======         =======         =======         =======         ========

                                                               June 30,
                                  ----------------------------------------------------------------------------
                                       1993          1994            1995            1996            1997
                                  ------------    -----------    ------------    ------------    -------------
                                                               (in thousands)
Consolidated Balance Sheet Data:
Working capital.................        $9,491      $11,201         $12,059         $20,346          $43,204
Total assets....................        17,731       20,745          34,572          69,975          153,263
Long-term debt and capital
 lease obligations, less current
 portion........................         2,921        7,664          14,264          16,287           78,793
Redeemable stock................         2,931        2,991           3,555           1,744              -
Total stockholders' equity......        $2,740       $3,275         $ 4,938         $37,648          $50,572

(1) Adjusted EBITDA is a non-generally accepted accounting principle measurement and is calculated by deducting patient care, general and administrative, and provision for doubtful accounts from net revenues (Adjusted EBITDA represents earnings before interest, income taxes, depreciation, amortization, the cumulative effect of a change in accounting principles of $244,000 in fiscal 1994, nonrecurring bridge financing expenses of $913,000 in fiscal 1996, an extraordinary loss of $1.2 million in fiscal 1996, merger and other nonrecurring costs of $3.0 million in fiscal 1997 and a nonrecurring charge of $3.0 million in additional reserves for doubtful accounts in fiscal 1997). Management believes adjusted EBITDA allows the Company to evaluate its profitability before certain cash and noncash charges which do not directly result from the provision of services directly to patients. However, this measurement should not be relied upon as an indicator of cash flow from operations or an indicator of future trends and should not be used as a substitute for net income. There can be no assurance that the Company's calculation of adjusted EBITDA is comparable to similarly-titled items reported by other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

(2) Income before income taxes in fiscal 1996 includes nonrecurring bridge financing expenses of $913,000 incurred in connection with an acquisition in Tampa, Florida and repaid with a portion of the net proceeds from the Company's initial public offering. Income before income taxes in fiscal 1997 includes merger and other nonrecurring costs of $3.0 million and a nonrecurring charge of $3.0 million in additional reserves for doubtful accounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

       The Company is a leading provider of comprehensive home health care services and products, delivering nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment. Since fiscal 1994, the Company has generated a compound annual growth rate in net revenues of 47.6% through a combination of acquisitions and internal growth. The Company experienced internal growth rates in net revenues of 29%, 19% and 16% for fiscal years 1995, 1996 and 1997, respectively. The Company's internal growth in net revenues was primarily the result of cross-selling its services and products, expanding the range of services and products offered, increasing patient referrals, particularly from managed care organizations, and opening new branch locations.

       Net revenues are derived from the provision of nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment. Patient care costs are comprised of salaries and related benefits for patient care personnel, cost of sales for durable medical equipment and supplies and depreciation on equipment held for rental. General and administrative expenses are comprised of administrative and support staff salaries and benefits, occupancy and other operating costs. The provision for doubtful accounts consists principally of an estimate of net revenues that may prove to be uncollectible. Amortization expense includes the amortization of goodwill and other intangible assets.

Net Revenues

     The following table shows the percentage of net revenues represented by each of the Company's services for the periods presented:


                                                      Fiscal year ended June 30,
                                                -----------------------------------------
                                                    1995           1996           1997
                                                -----------     -----------    ----------
Nursing and related patient services:
  Medicare                                             45.2%           37.4%          41.9%
  Non-Medicare                                         20.8            22.6           22.2
                                                -----------     -----------    -----------
                                                       66.0            60.0           64.1
Respiratory therapy                                     9.6            17.8           18.1
Infusion therapy                                       18.0            14.0            8.4
Durable medical equipment                               6.4             8.2            9.4
                                                -----------     -----------    -----------
            Total                                     100.0%          100.0%         100.0%
                                                ===========     ===========    ===========

     Since fiscal 1994, service mix has fluctuated primarily as a result of companies acquired. Nursing and related patient services decreased and respiratory therapy services and durable medical equipment increased as a percentage of total net revenues from fiscal 1995 to fiscal 1996, principally due to an acquisition of a company providing respiratory therapy, durable medical equipment and mobile diagnostic services in October 1995. During fiscal 1997, nursing and related patient services increased as a percentage of total net revenues, principally as a result of two significant nursing company acquisitions in the Texas and New England regions.

     The following table sets forth the visits and hours for nursing and related patient services for the periods presented:


                                                      Fiscal year ended June 30,
                                                -----------------------------------------
                                                    1995           1996           1997
                                                -----------     -----------    ----------
Medicare nursing visits                             391,000         434,000       873,000
Non-Medicare nursing services:
     Hours                                          373,000         438,000       980,000
     Visits                                          97,000         120,000       173,000

     The significant growth in Medicare visits in fiscal 1997 is a result of the acquisition of two Medicare nursing and related patient service companies in the Texas and New England regions, as well as other Medicare nursing acquisitions during these periods, increased referrals, and effective cross-selling of nursing services through the Company's other services. The significant increase in non-Medicare nursing hours and visits from fiscal 1995 to 1997 was due to acquisitions during these periods, increased referrals, and effective cross-selling of nursing services through the Company's other services.

     Respiratory therapy, infusion therapy and durable medical equipment net revenues increased to $53.9 million in fiscal 1997 from $21.8 million in fiscal 1995, as a result of acquisitions, increased referrals and effective cross-selling of these services to the Company's nursing patients.


Pending Transaction

     On September 26, 1997, the Company entered into a definitive agreement for the acquisition through merger of U.S. HomeCare Corporation, a provider of paraprofessional and professional home health care services, including nursing care, personal care and other specialized therapies, with approximately $56 million in annualized net revenues, based upon the quarter ended June 30, 1997, and operations in New York, Connecticut and Pennsylvania. The Company expects to issue approximately 2.7 million shares of Common Stock in connection with the USHO Acquisition, which is expected to be accounted for as a pooling of interests.

Acquisitions

       The Company seeks to establish and increase market share through acquisitions in existing and new markets. During fiscal 1996, the Company expanded its operations into the Tampa/St. Petersburg, Florida market with four acquisitions which included nursing and related patient services, durable medical equipment and respiratory services. During fiscal 1997, the Company entered the Texas and New England regions with five acquisitions, expanding its operations into Texas, Massachusetts, New Hampshire, Rhode Island and Maine. Additionally, during fiscal 1997, the Company expanded its ongoing operations in Pennsylvania, New Jersey, Maryland and the Tampa/St.Petersburg, Florida market with five acquisitions, and also expanded into Illinois as a result of a merger transaction. The acquisitions in fiscal 1997 included nursing and related patient services, infusion therapy, durable medical equipment and respiratory services. The merger was accounted for as a pooling of interests and, accordingly, financial data included in this Form 10-K, including the Company's consolidated financial statements and notes thereto, have been restated to combine the accounts and operations of the merged company with those of the Company for all periods presented. The remaining acquisitions were accounted for as purchases. Under the purchase method, the results of operations from acquisitions are included in the Company's results of operations from the dates of acquisition and the purchase price is allocated to net identifiable assets, principally accounts receivable, fixed assets and inventory, with any excess allocated to goodwill and other intangible assets.

       The results of operations of the companies acquired in fiscal 1995, 1996 and 1997 are included in the Company's consolidated results of operations from their respective acquisition dates, which occurred at various times during the respective fiscal years. Accordingly, the operating results for any fiscal year are not necessarily comparable with the results for any past or future fiscal year.

   Fiscal 1997 Acquisitions

       Effective February 1, 1997, the Company acquired the assets of Medical Air Supply, Inc. and Cambridge Medical Company, durable medical equipment providers located in Texas with $6.5 million of net revenues for the twelve month period ended December 31, 1995. Additionally, effective March 1, 1997, the Company acquired the stock of Nahatan Drug, Inc., a durable medical equipment provider with operations in Massachusetts, New Hampshire and Maine with $7.2 million of net revenues for the twelve month period ended February 29,

1996. Also, effective May 14, 1997, the Company acquired certain assets of Diamond Home Care, Inc., a provider of primarily Medicare cost-reimbursed nursing and related patient services located in Northeastern Pennsylvania with $1.3 million of net revenues for the twelve month period ended December 31, 1996. The aggregate consideration paid and debt assumed for these three acquisitions was $24.2 million, the cash portion of which was funded through the Company's senior credit facility (the "Credit Facility"). These acquisitions were accounted for as purchases.


     Effective January 1, 1997, the Company acquired certain assets of LHS Holdings, Inc. ("LHS") and certain assets of two of its subsidiaries, which provide primarily Medicare cost-reimbursed nursing and related patient services. The Company also purchased certain assets of two LHS affiliated companies on April 9, 1997, which provide primarily pediatric nursing and infusion therapy services (collectively, the purchases, including those related to the affiliates, are hereafter referred to as the "LHS Acquisition"). The operations of the companies acquired in the LHS Acquisition had net revenues of $16.0 million for the twelve month period ended June 30, 1996. The aggregate preliminary consideration payable for the LHS Acquisition is $8.2 million, including an estimated earnout amount of $1.6 million, which will be adjusted as of December 31, 1997. Of this amount, $2.0 million and $6.2 million were paid on January 10, 1997 and April 9, 1997, respectively, which included $6.2 million funded through borrowings under the Credit Facility with the remainder comprised of subordinated notes and common stock. This acquisition was accounted for as a purchase.

     Effective December 1, 1996, the Company acquired all of the outstanding capital stock of R.S.D. Management Services, Inc., a provider of primarily Medicare cost-reimbursed nursing and related patient services with approximately $18.3 million of net revenues for the twelve month period ended June 30, 1996 and operations in Massachusetts and New Hampshire (the "RSD Acquisition"). The consideration paid for the RSD Acquisition was approximately $11.1 million. The cash portion of this consideration was funded through borrowings under the Credit Facility. This acquisition was accounted for as a purchase.

     On November 12, 1996, the Company acquired, in a merger transaction, Home Health Systems, Inc. ("HHSI"), a provider of durable medical equipment and infusion and respiratory therapy services with $8.2 million in net revenues for the twelve month period ended June 30, 1996 (the "HHSI Merger") and operations in New Jersey, Pennsylvania, Maryland and Illinois. The Company issued 455,000 shares of its Common Stock, net of shares that are treated similarly to treasury shares for accounting purposes, in exchange for all the issued and outstanding shares of HHSI. The HHSI Merger was accounted for as a pooling of interests and, accordingly, the Company's condensed consolidated financial statements and notes thereto have been restated to combine the accounts and operations of HHSI
with those of the Company for all periods presented.   Merger costs of $1.6
million resulting from this acquisition were recorded during fiscal 1997 and are reflected in the consolidated statement of income.

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

     In the first quarter of fiscal 1997, the Company acquired the assets of (i) Dailey Resources, Ltd., a provider of durable medical equipment and respiratory therapy services with $1.8 million in aggregate net revenues for the twelve month period ended December 31, 1995, and operations in Scranton, Pennsylvania,
(ii) National Home Infusion, Inc., a provider of infusion therapy services with $1.3 million in aggregate net revenues for the twelve month period ended September 30, 1995, and operations in Sarasota, Florida, and (iii) Eastern Shore Health Services, Inc., a provider of home nursing services with $3.6 million in aggregate net revenues for the twelve month period ended June 30, 1996, and operations in Berlin and Salisbury, Maryland. The aggregate consideration paid and debt assumed for these acquisitions was $5.3 million, the cash portion of which was funded through the Credit Facility. These acquisitions were accounted for as purchases.

  Fiscal 1996 Acquisitions

     In May 1996, the Company acquired three companies in three separate transactions (the "May 1996 Acquisitions") with approximately $8.9 million in aggregate net revenues for the twelve months ended June 30, 1995, for an aggregate purchase price of $5.2 million, the cash portion of which was funded through the Credit Facility. These acquisitions were accounted for as purchases. Two of these acquisitions provided the Company with nursing services in the Tampa/St. Petersburg, Florida market and one provided mobile diagnostic services in the Tampa and Palm Harbor, Florida markets.


     In September 1995, the Company acquired a company in the Tampa, Florida market (the "Tampa Acquisition"), with approximately $8.7 million in aggregate net revenues for the twelve months ended June 30, 1995, for an aggregate purchase price of $17.5 million, the cash portion of which was funded through the Credit Facility. This acquisition was accounted for as a purchase. This acquisition provided the Company with respiratory therapy, durable medical equipment and mobile diagnostic services.

Results of Operations

     The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net revenues:


                                                         Fiscal year ended June 30,
                                           ----------------------------------------------------
                                                1995                1996              1997
                                           -------------      --------------     --------------
Net revenues                                       100.0%              100.0%              100.0%
Operating costs and expenses:
  Patient care                                      50.5                48.2                47.8
  General and administrative                        40.9                37.7                36.1
  Provision for doubtful accounts                    2.7                 3.6                 5.6
  Depreciation                                       0.9                 0.9                 1.0
  Amortization                                       0.4                 1.1                 1.6
  Interest, net                                      2.2                 1.6                 2.6
  Merger and other nonrecurring                        -                 1.0                 2.0
                                                   -----               -----               -----
Income from operations                               2.4                 5.9                 3.3
  Provision for income taxes                         1.2                 2.5                 1.4
                                                   -----               -----               -----
Income before extraordinary item                     1.2                 3.4                 1.9
  Extraordinary item                                   -                 1.2                   -
                                                   -----               -----               -----
Net income                                           1.2%                2.2%                1.9%
                                                   =====               =====               =====

   Fiscal 1997 Compared with Fiscal 1996

     Net revenues. In fiscal 1997, net revenues increased to $150.2 million. This represented an increase of $54.4 million, or 57%, over fiscal 1996. Of this increase, $41.8 million, or 77%, was attributable to acquisitions completed since the beginning of the fourth quarter of fiscal 1996. The balance of the increase was due to internal growth of 16%, resulting from volume growth at existing branch locations. Net revenues from nursing and related patient services increased from $57.5 million in fiscal 1996 to $96.3 million in fiscal 1997, a 67% increase. Total Medicare nursing visits increased 101% to approximately 873,000 visits in fiscal 1997. Total non-Medicare nursing hourly and visit volume increased 124% and 44%, respectively, to approximately 980,000 hours and 173,000 visits, respectively, in fiscal 1997. Acquisitions, effective cross-selling of other services and increased referrals contributed to these volume increases. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased $15.6 million, or 41%, to $53.9 million for fiscal 1997 from $38.3 million in fiscal 1996 as a result of acquisitions, increased referrals and effective cross-selling of these services and products to the Company's nursing patients. Managed care organizations and other payors accounted for 37.8% and 38.7% of the Company's net revenues in fiscal 1996 and 1997, respectively. The Company expects revenues from managed care organizations to continue to increase. See "Forward Outlook and Risks."


     Patient care. In fiscal 1997, patient care costs increased to $71.8 million. This represented an increase of $25.6 million, or 55%, over fiscal 1996. This increase was principally related to the increases in net revenues. Patient care costs decreased slightly as a percentage of net revenues from 48.2% to 47.8% due to the increase in the portion of net revenues from higher-margin non-nursing services, principally due to acquisitions, and an increase in the percentage of corporate and regional overhead allocated to the Medicare-certified home health agencies.

     General and administrative. In fiscal 1997, general and administrative expenses increased to $54.3 million. This represented an increase of $18.2 million, or 50%, over fiscal 1996. This increase was principally related to increases in net revenues. General and administrative expenses decreased as a percentage of net revenues from 37.7% to 36.1% due to the Company's implementation of cost containment initiatives and because certain general and administrative expenses did not increase proportionately to increases in net revenues.

     Provision for doubtful accounts. In fiscal 1997, the provision for doubtful accounts increased to $8.4 million. This represented an increase of $5.0 million, or 143%, over fiscal 1996. The provision for doubtful accounts increased from 3.6% to 5.6% as a percentage of net revenues in fiscal 1997. For financial reporting purposes, the Company historically has fully reserved accounts receivable exceeding an established number of days outstanding.
During the fourth quarter of fiscal 1997, the provision for doubtful accounts was $4.7 million, or 9.7% of net revenues. Of this amount, approximately $3.0 million is in addition to amounts historically reported as a percentage of net revenues. The $3.0 million of additional accounts receivable reserves was recorded to (i) comply with the Company's reserve policy and (ii) reflect management's estimate of potential further exposure. The additional reserve primarily resulted from a slow down in payments during the fourth quarter from a number of the Company's larger managed care payors and increasing attempts by them to deny payments for appropriate products and services furnished to their subscribers. Management believes that stronger controls, implementation of which is nearing completion, in the distribution of products and services and increased resources devoted to collection activities will reduce the provision for doubtful accounts as a percentage of net revenue to levels historically provided. Excluding the $3.0 million additional provision, the provision for doubtful accounts remained consistent as a percentage of net revenues at 3.6%.

     Depreciation. In fiscal 1997, depreciation expense increased to $1.5 million. This represented an increase of $625,000, or 70%, over fiscal 1996. Of this increase, $581,000 was attributable to fixed assets acquired in connection with acquisitions with the remainder resulting from capital expenditures related to vehicles, management information systems and equipment in support of the Company's internal growth.


     Amortization.  In fiscal 1997, amortization increased to $2.3 million.
This represented an increase of $1.3 million, or 130%, over fiscal 1996, which was entirely attributable to amortization of goodwill arising from the acquisitions in fiscal 1997 and a full year of amortization of goodwill relating to the acquisitions in fiscal 1996.


     Interest, net. In fiscal 1997, interest, net, increased to $3.8 million. This represented an increase of $2.3 million, or 144%, over fiscal 1996. This increase was comprised principally of increases of $1.8 million from indebtedness under the Company's acquisition facility during fiscal 1997 and $449,000 from increased indebtedness under the Company's working capital credit facility to fund growth at the existing branch locations.

     Merger and other nonrecurring. The Company incurred certain merger and nonrecurring expenses during fiscal 1997. During the three months ended December 31, 1996, $1.6 million was recorded as a result of the HHSI Merger. Such costs were comprised of transaction fees, legal and accounting costs and other nonrecurring costs associated with the merger. Additionally, during the three months ended March 31, 1997, the Company wrote-off deferred costs aggregating $300,000 related to an offering to sell shares of the Company's common stock through a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 1, 1996 and withdrawn on December 30, 1996. Additionally, during the three months ended June 30, 1997, the Company recorded a $1.1 million nonrecurring charge reflecting the Company's contractual obligations under employment agreements to make payments to certain former owners of acquired businesses, who are no longer involved in operations of the Company.

     Nonrecurring expenses of $913,000 in fiscal 1996 were comprised of (i) $605,000 pertaining to the write-off of deferred financing fees and the unamortized discount on a bridge financing note payable, (ii) interest expense of $186,000 and (iii) other costs of $122,000. These expenses were recorded during the second quarter of fiscal 1996 in connection with the Tampa Acquisition and the Company's initial public offering (the "Offering").

     Provision for income taxes. The Company's effective tax rate increased slightly to 43.7% of pretax income for the fiscal year ended June 30, 1997 from 42.1% in the fiscal year ended June 30, 1996 due principally to an increase in non-deductible permanent items, principally goodwill, from 3% to 7% of pretax income, net of decreases in state income taxes to 3% from 5% of pretax income.


     Extraordinary item, net. An extraordinary charge of $1.2 million relating to the extinguishment of indebtedness with a portion of the Offering net proceeds was recorded in the second quarter of fiscal 1996, net of an estimated income tax benefit of $660,000. The charge consisted primarily of a write-off of deferred financing costs of $294,000 and a write-off of the remaining unamortized discounts of $1.5 million on the senior subordinated indebtedness incurred in connection with an acquisition in fiscal 1995.

Fiscal 1996 Compared with Fiscal 1995

     Net revenues.   In fiscal 1996, net revenues increased to $95.9 million.
This represented an increase of $31.7 million, or 49%, over fiscal 1995. Of this increase, $22 million, or 69%, was attributable to the acquisitions in fiscal 1996 and a full year of operations from the acquisitions in fiscal 1995 with the balance of the increase due to internal growth of 19%, resulting from volume growth at existing branch locations. Net revenues from nursing and related patient services increased from $42.3 million in fiscal 1995 to $57.5 million in fiscal 1996, a 35.9% increase. Total Medicare nursing visits increased 11% to approximately 434,000 visits in fiscal 1996. Total non-Medicare nursing hourly and visit volume increased 17% and 24%, respectively, to approximately 438,000 hours and 120,000 visits, respectively in fiscal 1996. Acquisitions, effective cross-selling of other services and increased referrals contributed to these volume increases. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased $16.5 million, or 75%, to $38.4 million from $21.8 million in fiscal 1995 as a result of effective cross-selling of these services to the Company's nursing patients, increased referrals and acquisitions. Managed care organizations and other payors accounted for 36.9% and 37.8% of the Company's net revenues in fiscal 1995 and 1996, respectively. The Company expects revenues from managed care organizations to continue to increase. See "Forward Outlook and Risks."


     Patient care. In fiscal 1996, patient care costs increased to $46.2 million. This represented an increase of $13.8 million, or 43%, over fiscal 1995. This increase was principally related to the increases in net revenues
previously discussed.   Patient care costs decreased as a percentage of net
revenues from 50.5% to 48.2% due to the increase in the portion of net revenues from higher-margin, non-nursing services, principally due to acquisitions, and improved management of nursing labor costs.

     General and administrative. In fiscal 1996, general and administrative expenses increased to $36.1 million. This represented an increase of $9.9 million, or 38%, over fiscal 1995. This increase was principally related to the increases in net revenues. General and administrative expenses decreased as a percentage of net revenues from 40.9% to 37.7% as certain general and administrative costs did not increase proportionately to increases in net revenues.

     Provision for doubtful accounts. In fiscal 1996, the provision for doubtful accounts increased to $3.5 million. This represented an increase of $1.7 million, or 101%, over fiscal 1995. This increase was due principally to the increases in net revenues. The provision for doubtful accounts increased as a percentage of net revenues from 2.7% to 3.6% primarily due to an increase in net revenues from managed care organizations whose approval process for authorization and payment for services is more complex than other payors resulting in more coverage and payment denials. In addition, managed care organizations generally require patients to be responsible for copayments which are difficult to collect.

     Depreciation. In fiscal 1996, depreciation expense increased to $899,000. This represented an increase of $346,000, or 63% over fiscal 1995. Of this increase, $278,000 was attributable to fixed assets acquired in connection with acquisitions with the remainder resulting from capital expenditures related to vehicles, management information systems and equipment in support of the Company's internal growth.

     Amortization. In fiscal 1996, amortization increased to $1.0 million. This represented an increase of $777,000, over fiscal 1995, which was entirely attributable to amortization of goodwill arising from the acquisitions in fiscal 1996 and a full year of amortization of goodwill relating to the acquisitions in fiscal 1995.

     Interest, net. In fiscal 1996, interest, net, increased to $1.6 million. This represented an increase of $128,000, or 9%, over fiscal 1995. This increase was comprised principally of increases of $251,000 from indebtedness incurred in connection with acquisitions and $185,000 from increased indebtedness under the Company's revolving credit facility to fund growth at the existing branch locations. This increase was offset by a decrease of $447,000 due to the repayment of approximately $10 million in outstanding indebtedness during November 1995 with a portion of the net proceeds from the Offering.

     Merger and other nonrecurring. Nonrecurring expenses of $913,000 in fiscal 1996 were comprised of (i) $605,000 pertaining to the write-off of deferred financing fees and the unamortized discount on a bridge financing note payable,
(ii) interest expense of $186,000 and (iii) other costs of $122,000. These expenses were recorded during the second quarter of fiscal 1996 in connection with the Tampa Acquisition and the Offering.

     Provision for income taxes. The Company's effective tax rate decreased to 42.1% of pretax income from 51.1%, principally as a result of reduced pretax income as a percentage of total pretax income relating to states with higher income tax rates and the utilization of net operating losses in fiscal 1996 by a subsidiary of the Company.

     Extraordinary item, net. An extraordinary charge of $1.2 million relating to the extinguishment of indebtedness with a portion of the Offering net proceeds was recorded in the second quarter of fiscal 1996, net of an estimated income tax benefit of $660,000. The charge consisted primarily of a write-off of deferred financing costs of $294,000 and a write-off of the remaining unamortized discounts of $1.5 million on the senior subordinated indebtedness incurred in connection with an acquisition in fiscal 1995.

Quarterly Results

     The following table presents selected unaudited quarterly operating results for the Company for each of the four quarters in fiscal 1996 and 1997. The Company believes that the following information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Historically, the Company has experienced lower net revenues during the first fiscal quarter which ends on September 30 as compared with that of the preceding quarter due to fewer referrals during the summer months. However, the results for the first quarter of fiscal 1997 do not reflect this seasonality because of the growth in volume following the acquisitions in fiscal 1996, in October 1995 and May 1996. Net income did not increase proportionately to net revenues as a result of duplicative costs relating to the acquisitions which were not yet eliminated. The Company anticipates that the effects of seasonality will continue for the foreseeable future. Although the Company's net revenues tend to be affected by seasonality, quarterly revenues and profitability may also be affected by other factors, including internal growth. Results of operations for any period are not necessarily indicative of results of operations for the full fiscal year or predictive of future periods. See "Forward Outlook and Risks."




                                                  Three Months Ended
                      Sept. 30,    Dec. 31,   Mar. 31,   June 30,    Sept. 30,   Dec. 31,   Mar. 31,   June 30,
                        1995         1995       1996       1996        1996        1996       1997       1997
                      ---------    --------   --------   --------    ---------   --------   --------   --------
                                          (in thousands, except  per share information)
Statement of income
 data:
Net revenues.......     $20,840     $23,304    $24,820    $26,913     $27,118     $32,967    $42,267    $47,880
Income (loss) before
 income taxes and
 extraordinary
 item.................      719         625      1,983      2,362       2,217       1,121      2,527      (864)
Income (loss) before
 extraordinary
 item.................      403         341      1,162      1,388       1,354         689      1,567      (796)
Net income
 (loss)...............      403        (820)     1,162      1,388       1,354         689      1,567      (796)
Net income (loss)
 per common and
 common equivalent
 share (1)............    $0.10      $(0.27)     $0.14      $0.16       $0.16       $0.08      $0.18    $(0.09)

(1) Net income per common and common equivalent share for the quarter ended December 31,

  1995 is after an extraordinary item of $1.2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Extraordinary Item." Net income per common and common equivalent share before the extraordinary item was $(0.08).

     During the quarter ended December 31, 1996, the Company recorded $1.6 million in merger costs as a result of the HHSI Merger. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Merger and Other Nonrecurring."

     During the quarter ended March 31, 1997, the Company wrote-off deferred costs aggregating $300,000 related to an offering to sell shares of the Company's common stock through a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 1, 1996 and withdrawn on December 30, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Merger and Other Nonrecurring."

     During the quarter ended June 30, 1997, the Company recorded a $1.1 million nonrecurring charge reflecting the Company's contractual obligations under employment agreements to make payments to certain former owners of acquired businesses, who are no longer involved in operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Additionally, during this quarter, the Company recorded a reserve for doubtful accounts, in addition to amounts historically recorded as a percentage of net revenues, of $3.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Doubtful Accounts."


Liquidity and Capital Resources

     Consistent with its growth strategy, the Company has significantly expanded its operations over the past three years through a combination of internal expansion and acquisitions. Historically, this growth has been principally financed through borrowings under the Company's senior credit facilities, installment notes and stock issued to sellers in connection with acquisitions and through the Offering.


     In November 1995, the Company 3.7 million shares of Common Stock in the Offering raising net proceeds of $24.5 million which were used principally to repay the bridge financing incurred in connection with the Tampa Acquisition, certain senior subordinated debt, a portion of the debt incurred under the Credit Facility and to redeem preferred stock issued in connection with the Tampa Acquisition and other preferred stock issued in 1992. Additionally, the Company received proceeds aggregating $300,000 and $31,000 from the exercise of options and warrants during fiscal 1996 and 1997, respectively.

     Working capital increased to $43.2 million at June 30, 1997 from $20.3 million at June 30, 1996, an increase of $22.9 million. Approximately $9.7 million of this increase was due to the acquisitions in fiscal 1997. The remainder primarily resulted from a $14.2 million increase in accounts receivable, net of receivables recorded by the companies acquired in fiscal 1997, and a $2.7 million reduction in current liabilities at branch locations existing prior to the acquisitions in fiscal 1997. The growth in net revenues during fiscal 1997 was accompanied by an increase in accounts receivable. Accounts receivable increased by $28.4 million, or 101%, to $56.4 million at the end of fiscal 1997 from $28.0 million at the end of fiscal 1996. This increase was principally due to acquisitions and internal growth. Days net revenues outstanding decreased slightly from 93 to 92 in fiscal 1997. Cash provided by operating activities was $532,000 for fiscal 1995. Cash used in operating activities was $2.6 million and $14.3 million for fiscal 1996 and 1997, respectively, and was primarily attributable to the increases in accounts receivable. The Company expects to continue to acquire home health care businesses. Cash flow from operations from acquisitions may be adversely affected if delays are encountered in obtaining required Medicare provider numbers or licenses or in meeting other payor requirements. In addition, in acquisitions in which accounts receivable are not purchased the Company is required to fund the working capital requirements of the acquired business until cash collections become adequate for such purpose.


     Cash expenditures for acquisitions were approximately $5.0 million, $15.7 million and $37.5 million for fiscal 1995, 1996 and 1997, respectively. Goodwill was $68.2 million at June 30, 1997. The Company recorded goodwill of $43.9 million with respect to ten acquisitions completed in fiscal 1997. Annualized amortization of goodwill resulting from these acquisitions is expected to increase to approximately $3.3 million in fiscal 1998. It is anticipated that expenditures for acquisitions will increase in fiscal 1998 as the Company continues to implement its growth strategy. Expenditures for purchases of capital equipment were $1.7 million, $3.3 million and $3.8 million for fiscal 1995, 1996 and 1997, respectively, and are expected to increase by $7.9 million in fiscal 1998 as the Company expands its operations, which includes continuing investments in equipment held for rental and in management information systems. The Company typically funds its capital expenditures through a master lease arrangement.

     On March 13, 1997, the Company amended the Credit Facility to increase available borrowings from $50 to $100 million, to be used for acquisitions, working capital and other general corporate purposes. On August 31, 1997, the Company had $25.9 million of unused commitment for working capital and acquisitions under the Credit Facility.

     Additionally, on September 19, 1997, the Company obtained a commitment from its existing syndicate of senior lenders to amend the Credit Facility to increase available borrowings from $100 million to $125 million, to be used in part to refinance approximately $17.0 million of debt to be assumed in connection with the USHO Acquisition and expenses to be incurred in connection with the acquisition. The amendment will require that $40 million of existing indebtedness under the Credit Facility convert to a six-year amortizing term loan with increasing amortization beginning in the fourth quarter of fiscal 1998. The amendment will also (i) require that 50% of excess cash flow, as defined, be used to reduce the term loan, (ii) amend certain financial covenants and (iii) increase the maximum interest rate on borrowings under the Credit Agreement by 12.5 basis points.

     Management anticipates the Company's available lines of credit and cash flow generated from operations will be adequate to enable the Company to fund its operations, capital expenditures and anticipated internal growth for at least the next twelve months. Despite the amount of unused commitment under the Credit Facility, there is no assurance the Company can continue to acquire businesses consistent with the size and number of acquisitions completed through May of fiscal 1997, due to, among other factors, limitations on access to additional funds imposed by the Credit Facility financial covenants.

Impact of Inflation


     A substantial portion of the Company's net revenues is subject to reimbursement rates which are regulated by the federal and state governments or through contractual arrangements and do not automatically adjust for inflation. These reimbursement rates are adjusted periodically based upon certain factors, including legislation and executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services, but in the past have had little relationship to the actual cost of doing business. Additionally, the Company continues to experience pricing pressure from managed
care and other payors.   As a result, to the extent that inflation occurs in the
future, the Company will unlikely be able to pass on all of the increased costs associated with providing home health services to customers insured by government, managed care or other payors.

New Accounting Pronouncements

     See the Company's consolidated financial statements and notes thereto for information relating to the impact on the Company of new accounting pronouncements.


Forward Outlook and Risks

     The Company faces a number of risks. Also see "Results of Operations" and "Government Regulation" previously discussed. Information contained in this section is forward looking and involves risks and uncertainties that could significantly impact expected results. The Company's outlook for fiscal 1998 is predominantly based upon its interpretation of what it considers key economic assumptions.

     Currently, Medicare reimburses participating Medicare-certified home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits which vary according to geographic regions of the country. The Budget Act requires HCFA to implement a prospective payment system for home health agencies by October 1, 1999, with up to a four-year phase-in period. Prospective rates determined by HHS would reflect a 15% reduction to the cost limits and per-patient limits as of September 30, 1999. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by the Company to provide home nursing services.


     Until prospective payment takes effect on October 1, 1999, the Budget Act sets up an interim payment system (the "IPS") that provides for lowering of
reimbursement limits for home health visits.   As amended, cost limit increases
for fiscal 1995 and 1996 have been eliminated. In addition, for cost reporting periods beginning on July 1, 1998, home health agencies cost limits will be determined as the lesser of (i) their actual costs (ii) cost limits based on 105% of median costs of freestanding home health agencies or (iii) an agency-specific per-patient cost cap, based on 98% of 1994 costs adjusted for inflation. The Company is unable to determine the effect of the IPS until HCFA finalizes related regulatory guidance on the implementation of the IPS. The new cost limits will apply to the Company for the cost reporting period beginning July 1, 1998. A reduction in these cost limits could have a significant effect on the Company's results of operations; however, the effect of such reductions cannot be predicted with any level of certainty.


     For cost reporting periods beginning after October 1, 1997, the Budget Act requires payments for home nursing services be paid based upon the location of the patient's home. HCFA has publicly expressed concern that some home health agencies are billing for services from offices with higher per visit cost limitations rather than the office serving the patient. The Company's management believes the Texas region is the only area where a different per visit cost limitation may result from adoption of these provisions of the Budget Act. This will impact the Company's cost reporting periods beginning July 1, 1998. However, due to the difficulty in determining the levels of reimbursement based upon the location of the patient's home, as well as the uncertainty regarding the reimbursement rates in these locations, the Company cannot predict with any level of certainty the potential reductions in reimbursement resulting from this provision.


     The Budget Act requires a 25% reduction in home oxygen reimbursement from the 1997 fee schedule on January 1, 1998 and a further reduction of 5% on January 1, 1999. Compounding these reductions is a freeze on consumer price index updates for the next five years. Approximately 6% of the Company's current net revenues are derived from applicable oxygen services. This reduction in oxygen reimbursement will have a significant effect on the Company's results of operations.

     Various other provisions included in the Budget Act may have an impact on the Company's business and results of operations. Venipuncture will no longer be a covered skilled nursing home care service unless it is performed in connection with other skilled nursing services. The Company is currently assessing the potential impact of this provision, however, the effect of such reductions cannot be predicted with any level of certainty at this time. Additionally, the Company will be required to have surety bonds of at least $50,000 for each Medicare-certified nursing agency and medical equipment company. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. The impact of these reimbursement changes on the Company's results of operations cannot be predicted with any certainty at this time, and there can be no assurance that such reimbursement levels will cover the costs incurred by the Company to provide its services and products.

     In addition to the impact on health care reimbursement resulting from the Budget Act, other changes have been announced in a federal policy which may adversely impact Company operations. HCFA has recently required branch offices to obtain separate licensure and separate provider agreements. On September 15, 1997, President Clinton related in a speech before the Service Employees International Union that there will be a six-month waiting period on certifying new home health agencies. It is unclear what effect this six-month waiting period would have on redesignated branch offices or on the Company's business, generally.

     In May 1995, the Clinton Administration instituted ORT, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. The states initially targeted included California, Florida, Illinois, New York and Texas. ORT has been responsible for millions of dollars in civil and criminal restitution, fines, recovery of overpayments and the exclusion of a number of individuals and corporations from the Medicare program. ORT has been expanded to all fifty states, with a specific concentration on twelve states including Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and durable medical equipment areas. No assurance can be given that the practices of the Company, if reviewed, would be found to be in compliance with such laws or with any future laws, as such laws ultimately may be interpreted.

     Additionally, HCFA has implemented "Wedge Surveys" in at least 13 states, including Connecticut, Florida, Tennessee, Illinois, Indiana, Massachusetts, Minnesota, Ohio, Oklahoma, Texas, Utah, Virginia and Wyoming. In these surveys, HCFA completes ORT-type surveys on a much smaller scale. Generally, HCFA reviews a small, limited number of claims over a two-month period and extrapolates the percentage which was paid in error to all claims paid for the period under review. Assuming the reviewer uncovered nothing significant, the home health agency then has the option to repay the amount determined by HCFA or undergo a broader review of its claims. If the survey uncovers significant problems, the matter may be referred for further review.

     While the Company believes that it is in material compliance with the fraud and abuse laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such requirements, as such requirements ultimately may be interpreted. It is the Company's policy to monitor its compliance with such requirements and to take appropriate actions to ensure such compliance. Although the Company does not believe it has violated any fraud and abuse laws, there can be no assurance that future related legislation, either health care or budgetary, related regulatory changes or interpretations of such regulations, will not have a material adverse effect on the future operations of the Company.

      The growth and profitability of the Company depends on its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians and other health care professionals. Managed care organizations, which are exerting an increasing amount of influence over the health care industry, have been consolidating to enhance their ability to impact the delivery of health care services. As managed care organizations have increased and continue to increase their market share in regions in which the Company operates, these organizations have become and will continue to become increasingly important to the Company as referral sources. From fiscal 1995 to fiscal 1997, the Company's net revenues derived from managed care organizations increased from 36.9% to 38.7%. There can be no assurance that the Company will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant existing referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's business, results of operations or financial condition.


     The Company is a leading provider of comprehensive home health care services, delivering nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment, from 61 current branch locations in ten states. Since fiscal 1994, the Company generated a compound annual growth rate in net revenues of 47.6% through a combination of acquisitions and internal growth. The Company experienced internal growth rates in net revenues of 29%, 19% and 16% for fiscal years 1995, 1996 and 1997, respectively. The Company's internal growth in net revenues was primarily the result of cross-selling its services and products, expanding the range of services and products offered, increasing patient referrals, particularly from managed care organizations, and opening new branch locations. Management currently believes that internal growth shall continue in fiscal 1998 but at a rate of growth less than experienced in recent years. However, because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that the Company can increase or maintain the internal growth rates at levels experienced in previous years.

     The Company seeks to establish and increase market share through acquisitions in existing and new markets. The Company evaluates potential acquisition candidates that would complement or expand its current services. In attempting to make acquisitions, the Company competes with other providers, some of which have greater financial resources than the Company. Management currently believes that acquisition candidates meeting the criteria of its acquisition strategy will continue to be identified in fiscal 1998 and certain of these
candidates will be acquired by the Company.   On September 26, 1997, the Company
entered into a definitive agreement for the acquisition through merger of U.S. HomeCare Corporation, a provider of paraprofessional and professional home health care services, including nursing care, personal care and other specialized therapies. The USHO Acquisition is expected to be accounted for as a pooling of interests and is expected to close by December 31, 1997. Because of matters discussed herein that may be beyond the control of the Company and the emerging trend of other health care providers, such as long-term care providers, seeking to acquire home health businesses, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms.

     The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with both a per-occurrence and annual aggregate coverage limit of $1.0 million. In addition, the Company has an umbrella liability or "excess" policy with a single limit of $1.0 million for any one occurrence in excess of certain minimum amounts. The umbrella policy excludes professional liability. The Company maintains a health care agency professional liability insurance policy with limits of $1.0 million per occurrence and an annual aggregate limit of $3.0 million. Health care professionals with whom the Company has contracted must provide evidence that they carry at least $1.0 million of insurance coverage, although there is no assurance that such providers will continue to do so, or that such insurance is, or will continue to be, adequate or available to protect the Company, or that the Company will not have liability independent of that of such providers and/or their insurance coverage. While the Company believes that it has adequate insurance coverage, there can be no assurance that any such insurance will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings (including any related judgments, settlements or costs) or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. Any judgments, settlements or costs relating to pending or future legal proceedings which are not covered by insurance could have a material adverse effect on the Company's results of operations or financial condition.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                 INDEX TO FINANCIAL STATEMENTS


Home Health Corporation of America, Inc. and Subsidiaries               Page
                                                                        ----

Report of Independent Accountants                                        42

Financial Statements:
Consolidated Balance Sheets as of June 30, 1996 and 1997                 43

Consolidated Statements of Income for the fiscal
     years ended June 30, 1995, 1996 and 1997                            44

Consolidated Statements of Cash Flows for the fiscal
     years ended June 30, 1995, 1996 and 1997                            45

Consolidated Statements of Stockholders' Equity for the fiscal
     years ended June 30, 1995, 1996 and 1997                            46

Notes to Consolidated Financial Statements                               48

                       REPORT OF INDEPENDENT ACCOUNTANTS




Board of Directors

Home Health Corporation of America, Inc.
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Home Health Corporation of America, Inc. and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Health Corporation of America, Inc. and subsidiaries as of June 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 29, 1997, except for Note 13, for which the date is September 26, 1997

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   June 30,          June 30,
                            ASSETS                                   1996              1997
                            ------                              --------------    --------------
Current assets:
 Cash and cash equivalents....................................          $ 1,695         $    464
 Accounts receivable, net of allowance for doubtful accounts
  of $5,656 and $10,847, respectively.........................           28,042            56,410
 Inventories..................................................            1,583             3,262
 Prepaid expenses and other...................................            1,183             2,018
 Income taxes receivable......................................                -               593
 Deferred income taxes........................................               925            1,973
                                                                      ----------        ---------
    Total current assets......................................            33,428           64,720
Property and equipment,  net..................................             8,945           18,261
Goodwill, net of  accumulated amortization  of $1,123 and
 $3,347, respectively.........................................            26,540           68,202
Other assets, net.............................................             1,062            2,080
                                                                      ----------        ---------
    Total assets..............................................           $69,975         $153,263
                                                                       =========         ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
 Current maturities of long-term debt..........................          $ 3,688         $  6,263
 Accounts payable..............................................            3,135            5,705
 Accrued salaries and related employee benefits................            2,418            4,788
 Other current liabilities.....................................            3,181            4,760
 Income taxes payable..........................................              660                -
                                                                      ----------        ---------
   Total current liabilities...................................           13,082           21,516
Long-term debt, net of current portion.........................           16,287           78,793
Other liabilities..............................................            1,054            1,109
Deferred income taxes..........................................              160            1,273
Common stock, redeemable, no par value, 100 shares issued and
 outstanding, stated at redemption value of $5.00 per share....              500                -
Preferred stock, $.01 par value, 10 shares authorized, 10
 shares issued and outstanding, convertible into 10 shares of common stock or $1,250 upon mandatory redemption on July 13,
 1996..........................................................           1,244                 -
Stockholders' equity:
Preferred stock (undesignated), no par value, no shares and
 10,000 shares authorized; no shares issued and outstanding....               -                 -
Common stock, no par value, 20,000 shares authorized; 8,075
  and 9,221 shares issued, 8,075 and 9,129 outstanding at 1996
  and 1997,  respectively......................................          33,725            43,927
 Additional paid-in  capital...................................             104                 -
 Retained earnings.............................................           3,837             6,645
                                                                     ----------         ---------
                                                                         37,666            50,572
 Stock subscriptions receivable................................             (18)                -
                                                                     ----------         ---------
    Total stockholders' equity.................................          37,648            50,572
                                                                     ----------         ---------

      Total liabilities and stockholders' equity...............         $69,975          $153,263
                                                                     ==========         =========


The accompanying notes are an integral part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                  Year ended June 30,
                                                      -------------------------------------------
                                                         1995            1996            1997
                                                      -----------     ----------     ------------
Net revenues........................................    $ 64,149        $ 95,878        $ 150,232
Operating costs and expenses:
 Patient care.......................................      32,378          46,212           71,818
 General and administrative.........................      26,245          36,100           54,254
 Provision for doubtful  accounts...................       1,727           3,464            8,431
 Depreciation.......................................         553             899            1,524
 Amortization.......................................         244           1,021            2,346
 Interest, net......................................       1,451           1,579            3,849
 Merger and other nonrecurring......................           -             913            3,009
                                                       ---------        --------         --------
      Total operating costs and expenses............      62,598          90,188          145,231
                                                       ---------        --------         --------

Income before income taxes and extraordinary item...       1,551           5,690            5,001

Provision for income  taxes.........................         793           2,396            2,187
                                                       ---------        --------         --------
Income before extraordinary item....................         758           3,294            2,814

  Extraordinary loss on debt redemption, net........           -           1,161                -
                                                       ---------        --------         --------
      Net income....................................       $ 758         $ 2,133          $ 2,814
                                                       =========        ========         ========
Other data, including per  share data:
  Income available to common stockholders,
   before extraordinary item........................       $ 635         $ 2,390          $ 2,808
                                                       =========        ========         ========
  Income per common and common  equivalent
   share, before extraordinary item.................       $0.17           $0.36            $0.32
                                                       =========        ========         ========
  Net income available to common stockholders,
   after extraordinary item.........................      $ 635          $ 1,229          $ 2,808
                                                       =========        ========         ========
  Net income per common and common  equivalent
   share, after extraordinary item.................        $0.17           $0.18            $0.32
                                                       =========        ========         ========
  Weighted average shares used in computing net
   income per common and common equivalent share...        3,676           6,653            8,673
                                                       =========        ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Year ended June 30,
                                                             -----------------------------------
                                                               1995         1996         1997
                                                             ---------    ---------    ---------
Cash flows provided by (used in) operating activities:
 Net income................................................. $     758    $   2,133    $   2,814
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, amortization and other.....................     1,431        3,195        6,210
   Provision for doubtful accounts..........................     1,727        3,464        8,431
   Write-off of bridge financing note payable discount......         -          405            -
   Write-off of deferred financing fees.....................         -          200            -
   Loss on debt redemption..................................         -        1,161            -
   Forgiveness of management loan...........................        19           18           18
   Deferred income taxes....................................      (523)         (28)          65
   Distributed earnings from joint venture..................       195            -            -
   Write-off of deferred offering costs.....................         -            -          300
  Net changes in certain assets and liabilities, net of
   acquisitions:
   Accounts receivable......................................    (6,518)     (12,085)     (27,550)
   Inventories..............................................       372         (452)        (438)
   Prepaid expenses and other...............................      (206)        (221)        (216)
   Accounts payable, accrued expenses and other.............     2,210         (712)      (2,801)
   Income taxes ............................................     1,067          276       (1,173)
                                                               -------      -------      -------
    Net cash flows provided by (used in) operating
     activities.............................................       532       (2,646)     (14,340)
                                                               -------      -------      -------
Cash flows used in investing activities:
 Purchases of property and equipment........................    (1,749)      (3,346)      (3,789)
 Cash paid for acquisitions, net of cash  acquired..........    (4,993)     (15,693)     (37,542)
 Increase in other,  net....................................       126         (399)        (979)
                                                               -------      -------      -------
    Net cash flows used in investing activities.............    (6,616)     (19,438)     (42,310)
                                                               -------      -------      -------
Cash flows provided by (used in) financing activities:
 Proceeds from long-term debt...............................    22,804       23,730       60,277
 Repayments of long-term debt...............................   (17,268)     (15,591)      (4,602)
 Proceeds from bridge financing.............................         -       13,000            -
 Repayment of bridge financing..............................         -      (13,000)           -
 Repayment of debt with Offering proceeds...................         -       (9,984)           -
 Payment of deferred financing fees.........................      (196)        (200)        (287)
 Repayment of  preferred stock and preferred stock
  dividends.................................................       (60)        (607)           -
 Repurchase of common stock warrant.........................      (200)           -            -
 Proceeds from issuance of common stock.....................         2       24,778           31
                                                               -------      -------      -------
      Net cash flows provided by financing activities.......     5,082       22,126       55,419
                                                               -------      -------      -------
Net increase (decrease) in cash and cash equivalents........    (1,002)          42       (1,231)
Cash and cash equivalents, beginning of year................     2,655        1,653        1,695
                                                               -------      -------      -------
Cash and cash equivalents, end of year......................   $ 1,653      $ 1,695      $   464
                                                               =======      =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA,INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                                                           Additional                            Stock
                        Class A          Class B         Common Stock,      Paid-in    Retained   Treasury   Subscriptions
                      Common Stock     Common Stock          no par         Capital    Earnings     Stock      Receivable    Total
                    --------------    --------------     ---------------   ---------   ---------  --------   --------------  -----
                    Shares   Amount   Shares   Amount    Shares    Amount
                    ------   ------   -------  ------    -------   ------
Balance July 1,
 1994.............  1,098    $ 110    1,459    $ 146        185        -      $1,392     $1,972     $(291)         $(55)     $3,274

Preferred stock
 dividends........      -        -        -        -          -        -           -       (123)        -             -        (123)

Issuance of
 Class B
 common stock.....      -        -       67        7          -        -         267          -         -             -         274
Repurchase of
 warrants.........      -        -        -        -          -        -        (200)         -         -             -        (200)

Exercise of stock
 options..........      -        -       10        1          -        -           1          -         -             -           2
Forgiveness of
 shareholder
 loan.............      -        -        -        -          -        -           -          -         -            19          19
Issuance of
 warrants in
 connection
 with
 subordinated
 note
 payable..........      -        -        -        -          -        -         934          -         -             -         934
Net income......        -        -        -        -          -        -           -        758         -             -         758
                   ------    -----    -----    -----      -----   ------     -------     ------     -----          ----      ------
Balance June 30,
 1995.............  1,098     110     1,536      154        185        -       2,394      2,607      (291)          (36)      4,938
Exercise of
 warrants.........                      194       19                              22                                             41
Issuance of
 warrants in
 connection
 with Bridge
 financing........      -       -         -        -          -        -       1,192          -         -             -       1,192
Recapitalization.. (1,098)   (110)   (1,730 )   (173)     3,465    4,713      (3,504)         -       291             -       1,217
Issuance of
 common stock
 in Offering......      -       -         -       -       3,693   24,547           -          -         -             -      24,547
Conversion  of
 subordinated
 note to common
 stock............      -       -         -        -        400    3,000           -          -         -             -       3,000
Write-off of
 Series C
 preferred stock
 discount..........     -        -        -        -          -        -           -       (786)        -             -        (786)

Exercise of
 warrants.........      -        -        -        -        204      125           -          -         -             -         125


                                   Continued

           HOME HEALTH CORPORATION OF AMERICA,INC. AND SUBSIDIARIES

                                (in thousands)



                                                                         Additional                            Stock
                      Class A          Class B        Common Stock,       Paid-in    Retained   Treasury   Subscriptions
                    Common Stock     Common Stock         no par          Capital    Earnings     Stock      Receivable      Total
                  --------------    --------------    ---------------    ---------   ---------  --------   --------------    -----
                  Shares   Amount   Shares   Amount   Shares    Amount
                  ------   ------   -------  ------   -------   -------
Preferred stock
 dividends.......     -       -         -       -          -         -          -      (117)         -                  -     (117)

Exercise of stock
 options.........     -       -         -       -         27        65          -         -          -                  -       65
Issuance of
 common stock for
 acquisitions....     -       -         -       -        101     1,275          -         -          -                  -    1,275
Forgiveness of
 shareholder
 loan...........      -       -         -       -           -        -          -           -          -               18       18
Net income......      -       -         -       -           -        -          -       2,133          -                -    2,133
                  -----   ------   -------  ------     -------  -------  ---------   ---------   --------   --------------  -------

Balance June 30,
 1996...........      -       -         -       -        8,075   33,725        104       3,837          -             (18)   37,648
Preferred stock
 dividends......      -       -         -       -           -        -          -          (6)         -               -        (6)

Exercise of
 stock options..      -       -         -       -          26       31          -           -          -               -        31
Issuance of
 common
 stock for
 acquisitions...      -       -         -       -         658    6,379          -           -          -               -     6,379
Forgiveness of
 shareholder
 loan...........      -       -         -       -           -        -          -           -          -              18        18
Exchange of
 preferred
 shares for
 common stock...      -       -         -       -          81    1,250          -           -          -               -     1,250
Conversion of
 notes to
 common stock...      -       -         -       -         189    2,042       (104)          -          -               -     1,938
Expiration of
 redemption
 requirement....      -       -         -       -         100      500          -           -          -               -       500
Net income......      -       -         -       -           -        -          -       2,814          -               -     2,814
                  -----   ------   -------  ------     -------  -------  ---------   ---------   --------   --------------  -------

Balance June
 30, 1997.......      -       -         -       -       9,129   $43,927         -      $6,645          -               -    $50,572
                  =====   ======   =======  ======     =======  =======  =========   =========   ========   ==============  =======


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

    Pooling of Interests

       On November 12, 1996, the Company acquired, in a merger transaction, Home Health Systems, Inc. ("HHSI"), a provider of durable medical equipment and infusion and respiratory therapy services (the "HHSI Merger"). The HHSI Merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements and related notes thereto have been restated to combine the accounts and operations of HHSI with those of the Company for all periods presented.

     Initial Public Offering

       On November 13, 1995, the Company completed the initial public offering of its stock (the "Offering"), pursuant to which the Company sold 3.5 million shares of common stock, no par value. The Offering resulted in net proceeds of $24.4 million to the Company before deduction of certain expenses payable by the Company. The Company used the net proceeds to repay the bridge financing incurred in connection with an acquisition in Tampa, Florida (the "Tampa Acquisition"), senior subordinated indebtedness, a portion of the Company's senior credit facilities and to redeem preferred stock. The Company recorded an extraordinary loss in connection with this early extinguishment of indebtedness (see Note 5, Senior Subordinated Debt).

       On December 12, 1995, the underwriters in the Offering exercised their option to purchase additional shares of common stock, pursuant to which the Company sold 193,000 shares of common stock, no par value, resulting in net proceeds of approximately $1.3 million to the Company. These net proceeds were used for working capital purposes.

     Net Revenues

       The Company is paid for its services primarily by Medicare, managed care companies, commercial insurance companies, state Medicaid programs and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third-party payment arrangements are recorded when the services are rendered. Payments received by the Company under Medicare and Medicaid programs are based upon reimbursement of reasonable cost or a predetermined specific fee structure. Reimbursable costs

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

differing from the Company's preliminary authorized payment rates for nursing services under the Medicare and Medicaid programs are recognized as receivables
or payables in the period in which the costs are incurred.   Adjustments to
reimbursable costs resulting from settlements of third-party payor cost reports are recognized in the period of settlement. Approximately 63%, 62% and 61% of the Company's net revenues in fiscal 1995, 1996 and 1997, respectively, are from participation in Medicare and state Medicaid programs.


       At June 30, 1996 and 1997, respectively, 45% and 55% of net accounts receivable was due from Medicare and Medicaid. The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. The Company does not believe there are any significant credit risks associated with receivables from Medicare and Medicaid. The allowance for doubtful accounts principally consists of management's estimate of amounts that may prove uncollectible from non-governmental payors.

     Cash and Cash Equivalents

       All investments purchased with original maturities of three months or less are considered cash equivalents.

     Inventories

       Inventories are carried at the lower of cost or market, with cost determined using the average cost method, and is principally comprised of medical supplies.

     Property and Equipment

       Property and equipment, which includes equipment held for rental, are recorded at cost or respective fair market value at the time of acquisition and include expenditures for major renewals and betterments. Equipment under capital leases are stated at net present value of the minimum lease payments at the inception of the lease. Maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or lease terms for leasehold improvements and equipment under capital leases. Upon retirement or other disposition, the cost and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

     Goodwill and Other Assets

       Goodwill arises from acquisitions and represents the excess of purchase price over net identifiable acquired assets, and is amortized on a straight-line basis over 20 to 25 years.

       Other assets principally consist of amounts relating to deferred financing costs, the noncurrent portion of the workers compensation trust assets, deposits and other intangibles arising from acquisitions. Deferred financing costs are amortized on a straight-line basis

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

over the life of the financing agreement, generally three years. Other intangibles are amortized on a straight-line basis over 20 years.

       Upon occurrence of a possible impairment event, management evaluates the recoverability of intangible assets using certain financial indicators such as historical and future ability to generate income from operations. The Company's policy is to record an impairment loss against the net unamortized cost of the asset in the period when it is determined that the carrying amount of the asset may not be recoverable. Some indications of possible impairment events include factors such as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future net cash flows would become less than the carrying amount of the asset.

     Patient Care Costs

       Patient care costs are comprised of salaries and related benefits of patient care personnel, cost of sales of durable medical equipment and supplies and depreciation on equipment held for rental.

     General and Administrative Expenses

       General and administrative expenses are comprised of administrative and support staff salaries and benefits, occupancy and other operating costs.

     Income Taxes

       The Company files a consolidated tax return with its subsidiaries for federal tax purposes and on a separate Company basis for state tax purposes. The Company uses the asset and liability method of accounting proscribed by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Net Income Per Common and Common Equivalent Share

       Net income available to common stockholders is computed by deducting preferred dividends from net income to determine net income available to common stockholders. Additionally, in fiscal 1996, net income available to common stockholders reflects a reduction for the write-off of the discount on redeemable preferred stock issued in connection with the Tampa Acquisition (see
Note 2). Net income available to common stockholders is then divided by the weighted average number of common and common equivalent shares outstanding or assumed outstanding for all classes of the Company's common stock. Common stock and common stock equivalents issued by the Company during the 12 month period immediately preceding the initial

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


filing of the Offering registration statement at less than fair value at date of issuance, have been included in the calculation of the weighted average number of common and common equivalent shares outstanding for 1995, using the treasury stock method and the Offering price of $7.50 per share.

     Pro Forma Earnings Per Share

       The following supplementary pro forma earnings per share information has been included to indicate the dilution on fiscal 1996 primary earnings per share of the Company resulting from the Offering.

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


       Pro forma weighted average common and common equivalent shares used in computing pro forma net income per common and common equivalent share reflects adjustments to the fiscal 1996 fully-diluted weighted average common and common equivalent shares outstanding to give effect to the issuance of 3.0 million shares of common stock, as of July 1, 1995, in connection with the Offering, to redeem debt assumed outstanding at July 1, 1995 and debt issued on September 29, 1995 in connection with the Tampa Acquisition (see Note 2), respectively.


                                                     Fiscal 1996
                                                     ------------

                                 (Amounts in thousands, except per share data)
                                                     (unaudited)
 Pro forma net income..............................       $4,068
                                                          ======

Pro forma weighted average shares
  used in computing pro forma
  net income per common and common
  equivalent share...........................              7,767
                                                          ======

 Pro forma net income per common and
   common equivalent share...............                 $ 0.52
                                                          ======


     Workers Compensation

       The Company has self-insurance trusts for Pennsylvania, Delaware and Florida workers compensation claims. The Company establishes reserves for claims incurred during the fiscal year but not reported until subsequent fiscal periods.

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

     Recent Accounting Pronouncements

       In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") 128, "Earnings Per Share" which is effective for periods ending after December 15, 1997. The overall objective of SFAS 128 is to simplify the calculation of earnings per share and achieve comparability with International Accounting Standards. The Company will be required to adopt SFAS 128 in the second quarter of fiscal 1998, but does not expect that the adoption will have a material effect on the Company's consolidated financial statements.

       In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which requires changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Additionally, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures in financial statements based on management's approach to segment reporting and industry requirements to report selected segment information, disclosures about products and services and major customers, on a quarterly basis. The Company will be required to adopt SFAS 130 and 131 during fiscal 1998. The impact of these new standards on the Company's future financial statements and disclosures has not been determined.

     Adoption of Recent Accounting Pronouncements

       The Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." SFAS 121, which was adopted in fiscal 1997, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that such assets and intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount
of  an  asset may not be recoverable.   The adoption of SFAS 121 did not have a
significant impact on the Company's results of operations, financial condition or liquidity.


       In October 1996, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 allows companies adopting the pronouncement to either change the actual accounting methods for stock based compensation in the financial statements or to disclose certain pro forma results of operations as if the pronouncement

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


had been adopted in the financial statements. The Company elected to adopt the disclosure-only provisions of SFAS 123 during fiscal 1997 and has disclosed the pro forma information in the footnotes to the financial statements (see Note 7). The adoption of SFAS 123 had no effect on the consolidated financial statements.


2.  Acquisitions


       The purchase prices for the acquisitions accounted for as purchases have been allocated to identifiable assets, principally accounts receivable, equipment and inventory. The results of operations for these acquisitions have been included from their respective acquisition dates. The excess of the purchase prices over the fair value of the net assets acquired of $43.9 million was recorded as goodwill during fiscal 1997 and is being amortized on a straight-line basis over 20 to 25 years. The Company's consolidated financial statements and related notes thereto have been restated to combine the accounts and operations of acquisitions accounted for as poolings with those of the Company for all periods presented.


     Fiscal 1997 Acquisitions

     Pooling Transaction

       On November 12, 1996, the Company acquired HHSI in a merger transaction. HHSI, a provider of durable medical equipment and infusion and respiratory therapy services, had $8.2 million in net revenues for the twelve month period ended June 30, 1996 and operations in New Jersey, Pennsylvania, Maryland and Illinois. The Company issued 455,000 shares of its Common Stock, net of shares that are treated similarly to treasury shares for accounting purposes, in exchange for all the issued and outstanding shares of HHSI. Merger costs of $1.6 million resulting from this acquisition were recorded during the three months ended December 31, 1996 and are reflected in merger and other nonrecurring costs and expenses in the accompanying 1997 consolidated statement of income.

       Net revenues and net income attributable to the operations of HHSI prior to the HHSI Merger are as follows:



                                         Year Ended           July 1, 1996 to
                                          June 30,              November 12,
                                            1996                    1996
                                      -------------------    ------------------
                                                (amounts in thousands)
Net revenues......................          $8,183                  $3,330
Net income (loss).................            $(93)                    $76


     Purchase Acquisitions

       In the first quarter of fiscal 1997, the Company acquired the assets of
(i) Dailey Resources, Ltd., a provider of durable medical equipment and respiratory therapy services with

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$1.8 million in aggregate net revenues for the twelve month period ended December 31, 1995, and operations in Scranton, Pennsylvania, (ii) National Home Infusion, Inc., a provider of infusion therapy services with $1.3 million in aggregate net revenues for the twelve month period ended September 30, 1995, and operations in Sarasota, Florida, and (iii) Eastern Shore Health Services, Inc., a provider of home nursing services with $3.6 million in aggregate net revenues for the twelve month period ended June 30, 1996, and operations in Berlin and Salisbury, Maryland. The aggregate consideration paid and debt assumed for these acquisitions was $5.3 million, the cash portion of which was funded through the Company's senior credit facility.

       On October 1, 1996, the Company acquired certain assets and assumed certain liabilities of Medical Express, Inc., a durable medical equipment and respiratory therapy company located in Bristol, Pennsylvania with $2.5 million in net revenues for the twelve month period ended June 30, 1996. The aggregate purchase price for this acquisition was $3.2 million. The cash portion of this consideration was funded through borrowings under the senior credit facility.

       Effective December 1, 1996, the Company acquired all of the outstanding capital stock of R.S.D. Management Services, Inc., a provider of primarily Medicare cost-reimbursed nursing and related patient services with approximately $18.3 million of net revenues for the twelve month period ended June 30, 1996 and operations in Massachusetts and New Hampshire (the "RSD Acquisition"). The consideration paid for the RSD Acquisition was approximately $11.1 million. The cash portion of this consideration was funded through borrowings under the senior credit facility.

       Effective January 1, 1997, the Company acquired certain assets of LHS Holdings, Inc. ("LHS") and certain assets of two of its subsidiaries, which provide primarily Medicare cost-reimbursed nursing and related patient services. The Company also purchased certain assets of two LHS affiliated companies on April 9, 1997, which provide primarily pediatric nursing and infusion therapy services (collectively, the purchases, including the affiliates, are hereafter referred to as the "LHS Acquisition"). The operations of the companies acquired in the LHS Acquisition had net revenues of $16.0 million for the twelve month period ended June 30, 1996. The aggregate preliminary consideration payable for the LHS Acquisition is $8.2 million, including an estimated earnout amount of $1.6 million, which will be adjusted as of December 31, 1997. Of this amount, $2.0 million and $6.2 million were paid on January 10, 1997 and April 9, 1997, respectively, which included $6.2 million funded through borrowings under the senior credit facility with the remainder comprised of subordinated notes and common stock.

       Effective February 1, 1997, the Company acquired the assets of Medical Air Supply, Inc. and Cambridge Medical Company, durable medical equipment providers located in Texas with $6.5 million of net revenues for the twelve month period ended December 31, 1995. Additionally, effective March 1, 1997, the Company acquired the stock of Nahatan Drug, Inc. ("Nahatan"), a durable medical equipment provider located in Massachusetts, New Hampshire and Maine with $7.2 million of net revenues for the twelve month period ended February 29, 1996. The aggregate consideration paid and debt assumed for these two acquisitions was

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$23.8 million, the cash portion of which was funded through the senior credit facility. In the event the Company files a registration statement to register and sell shares of its stock, the Company may be required to issue additional shares to the sellers of Nahatan if the fair market value, as defined in the purchase agreement, of the stock is below $11.00 per share. This commitment expires after 20 days of the effectiveness of a shelf registration filed to register these shares, or immediately, should the sellers decline the registration of their shares under a registration of shares being offered by the Company. The Company is required to file a shelf registration for these shares by October 31, 1997 if it does not otherwise file to register shares prior to such date. Issuance of additional shares would be recorded as additional consideration for this acquisition.

       Effective May 14, 1997, the Company acquired certain assets of Diamond Home Care, Inc., a provider of primarily Medicare cost-reimbursed nursing and related patient services located in Northeastern Pennsylvania with $1.3 million
of net revenues for the twelve month period ended December 31, 1996.   The
consideration paid for this acquisition was $400,000 and was funded through the senior credit facility.

     Fiscal 1996 Acquisitions

     Tampa Acquisition


       On September 29, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of a company located in Tampa, Florida (the "Tampa Acquisition") for an aggregate purchase price of $17.5 million. This acquisition provided the Company with respiratory therapy, durable medical equipment and mobile diagnostic services. The purchase price was comprised of $13.0 million in cash plus $3.0 million in subordinated convertible notes and $1.5 million in seller notes payable. The subordinated convertible notes were converted into 400,000 shares of common stock upon consummation of the Offering. This acquisition was accounted for as a purchase.

       The cash paid to effect the Tampa Acquisition was financed through bridge financing which consisted of (i) a $1.0 million term loan from the Company's senior lending institution (the "bridge term loan"), (ii) the issuance of $2.0 million of 10% cumulative redeemable Series C preferred stock (the "redeemable preferred stock"), (iii) a $1.0 million subordinated note and (iv) warrants to purchase 155,000 shares of common stock at $0.01 per share. The redeemable preferred stock and subordinated note were recorded net of a discount of approximately $1.2 million, representing proceeds ascribed to the warrants. The bridge term loan, redeemable preferred stock and subordinated note were redeemed in full on November 15, 1995, with a portion of the net proceeds from the Offering, and the remaining discount on the redeemable preferred stock and subordinated note of approximately $787,000 and $405,000, respectively, were charged to retained earnings and bridge financing expenses, respectively, in the accompanying 1996 consolidated balance sheet and income statement, respectively.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


     May 1996 Acquisitions


          In May 1996, the Company acquired substantially all of the assets and assumed certain liabilities of three companies acquired in three separate transactions for an aggregate purchase price of $5.2 million, the cash portion
of which was funded through the senior credit facility.   Two of these
acquisitions provided the Company with nursing services in the Tampa/St. Petersburg, Florida market and one provided mobile diagnostic services in the Tampa and Palm Harbor, Florida areas. These acquisitions were accounted for as purchases.

     Pro forma information

      The following unaudited pro forma summary information combines the consolidated results of operations of the Company, the LHS Acquisition, the RSD Acquisition and the Tampa Acquisition, assuming the acquisitions had occurred at the beginning of each of the following fiscal years. The other acquisitions are not significant for pro forma disclosure.


                                                                      1996               1997
                                                                  -------------     --------------
                                                                       (amounts in thousands,
                                                                       except per share data)
                                                                             (Unaudited)
Net revenues...............................................            $133,960           $173,565
Income before income taxes and extraordinary item..........               4,342              2,955
Income before extraordinary item...........................               2,498              2,955
Income per share before extraordinary item.................               $0.23              $0.09
Net income.................................................               1,337                768
Net income per share.......................................               $0.06              $0.09




       The pro forma results presented above do not necessarily represent results which would have occurred if the respective acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

3.  Property and Equipment

       At June 30, 1996 and 1997, property and equipment consisted of:



                                                              1996              1997
                                                        ---------------    ---------------
                                                             (amounts in thousands)
Equipment held for rental...........................             $7,552            $16,221
Capitalized leases..................................              2,070              5,279
Furniture, fixtures and equipment...................              3,939              6,616
Leasehold improvements..............................                342                756
                                                        ---------------    ---------------
                                                                 13,903             28,872
Less accumulated depreciation.......................              4,958             10,611
                                                        ---------------    ---------------
                                                                 $8,945            $18,261
                                                        ===============    ===============



       Depreciation on equipment held for rental, which was included in patient care costs,

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

was $429,000, $1.1 million and $2.3 million for fiscal 1995, 1996 and 1997, respectively.

4.  Other Assets



       At June 30, 1996 and 1997, other assets consisted of:



                                                               1996                 1997
                                                        -----------------    -----------------
                                                               (amounts in thousands)
Deferred financing costs............................                 $502               $1,292
Other intangibles...................................                  445                  364
Workers compensation trust assets...................                  273                  539
Deposits............................................                  254                  324
                                                        -----------------    -----------------
                                                                    1,474                2,519
Less accumulated amortization........................                 412                  439
                                                        -----------------    -----------------
                                                                   $1,062               $2,080
                                                        =================    =================



5. Long-term Debt

         At June 30, 1996 and 1997, long-term debt consisted of:


                                                                 1996              1997
                                                           ---------------    ---------------
                                                                (amounts in thousands)
Senior Credit Facility:
  Working Capital Facility............................             $ 9,920           $ 29,668
  Acquisition  Facility...............................               2,975             42,458
Sellers notes with interest rates of approximately 8%,
 principal and interest due monthly through fiscal
 year 2000............................................               3,872              7,273
Convertible notes payable with interest at 8%,
 principal and interest due semi-annually through
 1999.................................................               1,819                  -
Other debt, including capital leases, rates generally
 fixed from 8.5% to 18% through fiscal year
 2001.................................................               1,389              5,657
                                                           ---------------    ---------------
                                                                    19,975             85,056
Less current  maturities..............................               3,688              6,263
                                                           ---------------    ---------------
                                                                   $16,287            $78,793
                                                           ===============    ===============



     Senior Credit Facility



       On March 13, 1997, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement"), maturing March 13, 2000, with a syndicate of lenders to borrow up to $100 million. The Credit Agreement consists of (i) a working capital facility with a

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

commitment of up to $40 million for general corporate purposes, which includes a commitment to issue up to $10 million of letters of credit and (ii) an acquisition facility with a commitment of up to $60 million for permitted acquisitions, as defined in the agreement. The Company may exchange available commitments between the facilities.


       Funds advanced under the Credit Agreement bear interest on the outstanding principal at a fluctuating rate based on either (i) the announced prime rate of the agent bank (the "Prime Rate") or (ii) the London Interbank Borrowing Rate ("LIBOR") as elected from time to time by the Company. Interest is payable monthly if a rate based on the Prime Rate is elected or at the end of the LIBOR period (but in any event not to exceed 180 days) if a rate based on LIBOR is elected. As of June 30, 1997, $2.5 million and $69.6 million in borrowings outstanding under the Credit Agreement bore interest at the Prime Rate (9.25%) and the weighted average LIBOR rate of 8.06%, respectively. The Company must pay an annual commitment fee equal to 0.375% of the unused portion of the facilities. Unused borrowings under the Credit Agreement aggregated $27.9 million at June 30, 1997. Despite the amount of unused commitment under the Credit Agreement, additional borrowings may be limited by, among other factors, limitations on access to additional funds imposed by the Credit Agreement financial covenants.


       The Company is required to make principal repayments on the facilities under the Credit Agreement upon the permitted sale of certain assets. The Credit Agreement limits, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets or acquire the capital stock or assets of another business, and prohibits payment of dividends. The Credit Agreement also requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. Indebtedness under the Credit Agreement is collateralized by a pledge of 100% of the stock of all existing and future subsidiaries of the Company.


     Convertible Notes Payable

       The convertible notes payable represented amounts payable to certain limited partnerships whose net assets and business operations were acquired by HHSI in 1994. These notes were converted into shares of HHSI common stock immediately prior to the HHSI Merger.

     Senior Subordinated Debt

       In November 1995 the Company repaid senior subordinated indebtedness aggregating $4.5 million with a portion of the net proceeds of the Offering. The Company recorded an extraordinary loss of $1.2 million, net of estimated income taxes of approximately $660,000, related to the write-off of deferred financing costs and the remaining unamortized discounts on

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

these notes at the time of repayment.

     Capital Lease Line of Credit

       The Company has a commitment from a financing institution to borrow up to $4 million under a capital lease line of credit. The lease line is collateralized by the equipment underlying the borrowings. The lease line bears interest ranging from 8.5% to 10.0% per annum. Amounts outstanding under this lease line were $3.1 million at June 30, 1997.

Maturities of long-term debt, including capitalized lease obligations, for the next five fiscal years are as follows:

       Fiscal year
      ended June 30
      --------------
           (amounts in thousands)
1998....................................  $ 6,263
1999....................................    3,378
2000....................................   73,963
2001....................................      970
2002....................................      482


     In April 1997, the Company entered into a two year convertible interest rate cap agreement (the "Cap Agreement") with a financing institution. The Cap Agreement requires the financing institution to reimburse the Company for the amount by which the published three-month LIBOR rate exceeds 7.5% per annum, on a notional amount of $11.0 million (the "Notional Amount"). After the first year of the Cap Agreement, the financing institution has the option to convert the Cap Agreement to a swap agreement, effectively fixing the Company's annual interest expense at 6.2% on the Notional Amount, and extend the term of the agreement through April 2000. No costs were required to be paid in obtaining the Cap Agreement.


6.  Capital Stock

     Deferred Offering Costs

       During the three months ended March 31, 1997, the Company wrote-off deferred costs aggregating $300,000 related to an offering to sell shares of the Company's common stock through a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 1, 1996 and withdrawn on December 30, 1996. The write-off of the deferred costs is included in merger and other nonrecurring costs and expenses in the accompanying 1997 consolidated statements of income.

     Recapitalization

       Upon consummation of the Offering in November 1995, the Company implemented a plan of recapitalization (the "Recapitalization") and amended its Articles of Incorporation to

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


authorize the issuance of up to 20 million shares of no par value common stock and up to 10 million shares of preferred stock of such classes and series and with such voting powers, designations, preferences, rights and restrictions as may be established by the Board of Directors.


       Additionally, each share of the Company's Class A common stock (five votes per share), Class B common stock (one vote per share) and Class C common stock (2.36 votes per share) outstanding prior to the Offering was canceled and exchanged for one share each of the Company's new no par value common stock. Holders of the no par value common stock are entitled to one vote per share. The Recapitalization also caused each share of the Company's Series A Preferred Stock held in the treasury before the Offering to be canceled, and provided for the redemption and cancellation of the Company's Series B and Series C Preferred Stock at their par values of $10 per share plus accrued and unpaid dividends, aggregating approximately $2.7 million. The Series C Preferred Stock was issued in connection with the Tampa Acquisition (see Note
2).

     Redemption Rights

       In connection with an acquisition in March 1995, the Company was required to repurchase the stock issued in connection with this acquisition for $5 per share at the occurrence of certain events. This stock was reflected as redeemable stock in the accompanying 1996 consolidated balance sheet at its redemption value of $500,000. The redemption provision expired in April, 1997 and the related amounts were reclassified to common stock in the accompanying 1997 consolidated balance sheet.

     Stock Subscriptions Receivable

       During fiscal 1993 and 1994, a total of 191,000 shares of Class B common stock were issued to certain management shareholders for $1.00 a share and were financed by the Company through notes bearing interest at 8% per annum, and were classified as stock subscriptions receivable in the accompanying consolidated statements of stockholders' equity. These notes may be forgiven contingent upon certain five-year performance criteria. The performance criteria were met for each subsequent fiscal year, with the remaining balance of the notes being forgiven during fiscal 1997.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


     Preferred Stock Transactions

       The following is a summary of the preferred stock transactions for fiscal 1995, 1996 and 1997:



                              HHSI Redeemable                Series B                     Series C
                          ------------------------    -------------------------    ------------------------
                            Shares        Amount        Shares         Amount        Shares        Amount
                          ----------   -----------    ----------    ------------   ----------   ------------
                                                       (amounts in thousands)
Balance outstanding,
 July 1, 1994........             10         1,117            60            $656            -               -
Payment of preferred
 dividends...........              -             -             -             (60)           -               -
Accrued
 dividends...........              -            60             -              63            -               -
                         -----------    ----------    -----------    -----------    ---------    ------------
Balance
 outstanding,
 June 30,
 1995...............              10         1,177             60            659            -               -
Issuance of
 series C
 preferred
 stock..............               -             -              -              -          200           2,000
Accrued
 dividends..........               -            67              -              25           -              25
Redemption of
 preferred shares
 and  dividends.....               -             -            (60)           (684)       (200)         (2,025)
                         -----------    ----------    -----------     -----------   ---------    ------------
Balance
 outstanding,
 June 30, 1996......              10         1,244              -               -           -               -
Accrued
 dividends..........               -             6              -               -           -               -
Conversion to
 common stock.......             (10)       (1,250)             -               -           -               -
                         -----------    ----------    -----------     -----------   ---------    ------------
Balance
 outstanding,
 June 30,
 1997...............               -             -              -               -           -               -
                         ===========    ==========    ===========     ===========   =========    ============


7. Warrants and Options


     Warrants


       In June 1992, the Company issued 89,000 warrants to a financing institution to purchase Class B common stock at an exercise price of $.20 per share. In March 1995, the Company redeemed these warrants for $200,000, in connection with the signing of a subordinated note, and issued warrants to purchase an aggregate of 182,000 shares of Class B Common Stock at an exercise price of $0.20 per share (see Note 5, Senior Subordinated Debt). These warrants were exercised during fiscal 1996.

       Warrants to purchase 155,000 shares of Class C Common Stock at an exercise price of $0.01 were issued in September 1995, in connection with the Tampa Acquisition (see Note 2, Tampa Acquisition). These warrants were exercised during fiscal 1996. Additionally, during fiscal

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

1996, warrants to purchase an aggregate of 61,000 shares of Class B Common Stock were exercised. Warrants remaining outstanding at June 30, 1997 permit the holders to purchase an aggregate of 25,000 shares of common stock for an exercise price of $2.54 per share. These warrants expire June 30, 2002.


     Stock Option Plan



       In September 1995, the Company's stockholders approved the 1995
Employee and Consultant Equity Plan (the "Option Plan") and authorized the reservation of up to 600,000 shares of the Company's common stock for issuance under this plan. The stockholders will be asked to authorize an increase of 750,000 additional shares for issuance under the Option Plan during the fiscal 1997 annual stockholder meeting. The Option Plan replaced the amended and restated 1985 Incentive Compensation Plan (the "1985 Plan"). The Option Plan provides for the granting of options to purchase shares of the Company's common stock to officers, directors, employees and consultants of the Company. Options issued under the Option Plan may be qualified or non-qualified grants. The exercise price of qualified option grants cannot be less than 100% of the fair market value of the shares on the date of grant. Options generally vest over a three-year period and generally expire between five to ten years from the date of grant.


The following is a summary of option transactions and exercise prices for the periods presented:


                                                                Price per share
                                                    ----------------------------------------
                                                         Weighted
                                       Options           Average                Range
                                   -------------    ----------------    --------------------
                                        (amounts in thousands, except per share data)
Outstanding at July 1, 1994.....         49               $1.59            $0.20 to $3.00
Granted.........................         23               $1.08            $1.00 to $2.75
Exercised.......................        (10)              $0.20                $0.20
                                   -------------
Outstanding at June 30, 1995....         62               $1.63            $1.00 to $3.00
Granted.........................        294               $7.84            $7.50 to $10.00
Exercised.......................        (27)              $2.45            $1.00 to $3.00
                                   -------------
Outstanding at June 30, 1996....        329               $7.11            $1.00 to $10.00
Granted.........................        349              $11.26            $9.50 to $13.00
Exercised.......................        (23)              $1.33            $1.00 to $7.50
Canceled........................        (43)              $9.67            $7.50 to $11.00
                                   -------------
Outstanding at June 30, 1997....        612               $9.47            $1.00 to $13.00
                                   =============
Exerciseable at June 30, 1997...        203               $8.16            $1.00 to $11.00
                                   =============

       Options outstanding at June 30, 1997 include 7,000 options issued under the 1985 Plan exercisable at $1.00 per share and which expire in June 1998. The remaining options outstanding at June 30, 1997 are exercisable at a weighted average price of $8.41 per share and expire from June 1998 through June 2007.

       Effective July 1, 1996, the Company adopted the disclosure-only provisions of SFAS

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

123. Accordingly, no compensation cost has been recognized for the Option Plan. Under SFAS 123, compensation cost of $915,000 would have been recorded in fiscal 1997 for the Company's Option Plan based upon the fair value of the option awards. Earnings per share would have been $0.22 in fiscal 1997 under SFAS 123. No compensation cost would have resulted in fiscal 1996. The fair value determination was calculated using the Black-Scholes option pricing model to value, all stock options granted since July 1, 1994 using the following assumptions, and assuming no dividends:

                                  Weighted average                          Expected
                                     risk free            Expected          life of
    Fiscal Year Issued             interest rate         volatility         options
---------------------------    --------------------    --------------    -------------
         1994                           4.6%                - %                 3
         1995                           6.2                 -                   3
         1996                           5.7                60.8                 5
         1997                           6.6                59.6                 5

8.   Commitments and Contingencies

       The Company leases certain office facilities and other equipment under noncancelable leases for terms ranging from one to six years with certain renewal options. Future minimum lease payments under these leases for the next five years are as follows:


                                                      Capital            Noncancelable
                                                      Leases            Operating Leases
                                                  -------------     ----------------------
                                                          (amounts in thousands)
    1998........................................      $1,612                $2,293
    1999........................................       1,458                 1,325
    2000........................................       1,284                   860
    2001........................................       1,031                   491
    2002........................................         442                    29
                                                  -------------     ----------------------
    Total minimum lease payments................       5,827                $4,998
                                                                    ======================
    Less amount representing interest...........         717
                                                  -------------
    Present value of net minimum future
     capital lease payments.....................      $5,110
                                                  =============

       Total rent expense under cancelable and noncancelable operating leases amounted to $2.0 million, $3.4 million and $4.7 million for fiscal 1995, 1996 and 1997, respectively, including rent expense on equipment which is subleased to patients and included in patient care costs of $563,000, $1.5 million and $1.8 million, respectively.

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

       The Company has employment agreements with three officers which expire through July 1999. These agreements provide for, among other things, total annual base compensation of $590,000.

       The Company is required to make certain payments to former owners of businesses acquired, as part of the consideration paid for these acquisitions. These payments aggregate $1.2 million, of which $632,000 is payable during fiscal 1998 and included in other current liabilities, with the remaining balance included in other noncurrent liabilities.

9.   Employee Benefit Plans

       The Company has a profit-sharing plan that covers substantially all employees who become eligible to participate, upon completion of six months of continuous service. Vesting occurs over a three- to seven-year schedule. Benefits become fully vested upon reaching normal retirement age, or the participants' permanent disability or death. Contributions to the plan are made at the Company's discretion, not to exceed the maximum amount deductible under the Internal Revenue Code. Expense under the profit sharing plan amounted to $450,000 for fiscal 1995. The Company made no contributions to this plan in fiscal 1996 or 1997. The Company also provides a defined contribution 401(k) plan available to substantially all employees who become eligible to participate in the plan. The Company does not make contributions under this plan.

10.   Income Taxes

       The provision (benefit) for income taxes for the following fiscal years consisted of:


                                                  1995            1996              1997
                                            --------------    -------------    --------------
                                                         (amounts in thousands)
Currently payable:
  Federal.................................       $875            $2,084            $2,274
  State...................................        441               341               132
                                            --------------    -------------    --------------
                                                1,316             2,425             2,406
                                            --------------    -------------    --------------
Deferred:
  Federal.................................       (414)              (78)             (202)
  State...................................       (109)               49               (17)
                                            --------------    -------------    --------------
                                                 (523)              (29)             (219)
                                            --------------    -------------    --------------
                                                $ 793            $2,396            $2,187
                                            ==============    =============    ==============

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

       A reconciliation of the U.S. Federal income tax rate to the effective tax rate were as follows:


                                                       1995           1996            1997
                                                  -------------   -------------   -------------
U.S. Federal income tax  rate...................        34%            34%             34%
State income taxes, net of Federal income
 tax benefit....................................        14              5               3
Other, including nondeductible goodwill ........         3              3               7
                                                  -------------   -------------   -------------
Effective income tax rate.......................        51%            42%             44%
                                                  =============   =============   =============

Deferred tax assets (liabilities) were comprised of the following:

                                                  1996               1997
                                             --------------     --------------
                                                   (amounts in thousands)
Accounts receivable.......................       $ 726              $ 1,786
Inventory.................................          31                   77
Vacation reserve..........................         194                  136
Self-insurance reserves...................          31                   31
Other.....................................          13                   12
                                             --------------     --------------
  Gross deferred tax assets...............         995                2,042
                                             --------------     --------------
Depreciation and amortization.............        (157)              (1,269)
Other.....................................         (73)                 (73)
                                             --------------     --------------
  Gross deferred tax liabilities..........        (230)              (1,342)
                                             --------------     --------------
    Net deferred tax asset................       $ 765              $   700
                                             --------------     --------------

11.   Supplemental Cash Flow Information

   Supplemental disclosure of cash flow information

                                                       1995           1996            1997
                                                  -------------   -------------   -------------
                                                              (amounts in thousands)
Cash paid during the year for:
  Interest.....................................      $1,250           $1,646          $3,274
                                                  =============   =============   =============
  Income taxes.................................        $425           $1,433          $2,135
                                                  =============   =============   =============

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


                                                       1995           1996            1997
                                                  -------------   -------------   -------------
                                                              (amounts in thousands)
Noncash investing and financing activities:
 Accrued and unpaid dividends on preferred
  stock.........................................      $  120         $    67         $     6
                                                  =============   =============   =============
 Capital lease obligations incurred.............      $  375         $   895         $ 1,433
                                                  =============   =============   =============
 Issuance of warrants in connection with
  subordinated notes payable....................      $  934               -               -
                                                  =============   =============   =============
 Issuance of warrants in connection with Tampa
  Acquisition bridge financing..................           -         $ 1,192               -
                                                  =============   =============   =============
 Conversion of subordinated note to 400 shares
  of common stock, no par value.................           -         $ 3,000               -
                                                  =============   =============   =============
 Write-off of Series C preferred stock discount.           -         $   787               -
                                                  =============   =============   =============

Acquisitions:
 Assets acquired................................      $8,776         $24,828         $61,457
 Less:
  Liabilities assumed and acquisition costs.....         378           2,391          11,335
  Issuance of subordinated seller notes and
   subordinated convertible note................       2,550           5,400           6,201
  Issuance of common stock......................         774           1,275           6,379
  Capital lease obligations assumed.............          81              69               -
                                                  -------------   -------------   -------------
   Cash paid, net of cash acquired..............      $4,993         $15,693         $37,542
                                                  =============   =============   =============
Conversion of HHSI convertible notes into the
 Company's common stock.........................           -               -         $ 1,938
                                                  =============   =============   =============
Exchange of HHSI preferred stock  for the
 Company's common stock:
  Conversion of preferred stock.................           -                -        $(1,250)
  Common stock, no par..........................           -                -          1,250
                                                  -------------   -------------   -------------
                                                           -                -              -
                                                  =============   =============   =============

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

                                                       1995           1996            1997
                                                  -------------   -------------   -------------
                                                              (amounts in thousands)
Recapitalization:
 Class A common stock                                    -           $  (110)             -
 Class B common stock                                    -              (173)             -
 Class C common stock                                    -            (1,217)             -
 Redeemable Class B common stock                         -              (500)             -
 Additional paid-in capital                              -            (3,504)             -
 Treasury stock                                          -               291              -
 Redeemable common stock, no par value                   -               500              -
 Common stock, no par value                              -             4,713              -
                                                  -------------   -------------   -------------
                                                         -                 -              -
                                                  =============   =============   =============
Reclassification to common stock related to
 expiration of redemption requirements                   -                 -           $500
                                                  =============   =============   =============


12.  Fourth Quarter Adjustments

       During the fourth quarter of 1997, the Company recorded a $1.1 million nonrecurring charge reflecting the Company's contractual obligations under employment agreements to make payments to certain former owners of acquired businesses, who are no longer involved in operations of the Company. This amount is included in merger and other nonrecurring costs and expenses in the accompanying 1997 consolidated statement of income.

       Additionally, the Company recorded a reserve for doubtful accounts, in addition to amounts historically recorded as a percentage of net revenues, of $3.0 million in order to (i) comply with its reserve policy and (ii) reflect managements' estimate of potential further exposure due to trends in third-party payment terms which became apparent during the fourth quarter of fiscal 1997. This amount is included in provision for doubtful accounts in the accompanying 1997 consolidated statement of income.

13.  Subsequent Event

       On September 26, 1997, the Company entered into a definitive agreement for the acquisition through merger of U.S. HomeCare Corporation, a provider of paraprofessional and professional home health care services, including nursing care, personal care and other specialized therapies, with approximately $56 million in annualized net revenues, based upon the quarter ended June 30, 1997, and operations in New York, Connecticut and Pennsylvania (the "USHO Acquisition"). The Company expects to issue approximately 2.7 million shares of Common Stock in connection with the USHO Acquisition, which is expected to be accounted for as a pooling of interests.


     Additionally, on September 19, 1997, the Company obtained a commitment from its

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

existing syndicate of senior lenders to amend the Credit Facility to increase available borrowings from $100 million to $125 million, to be used in part to refinance approximately $17.0 million of debt to be assumed in connection with the USHO Acquisition and expenses to be incurred in connection with the acquisition. The amendment will require that $40 million of existing indebtedness under the Credit Facility convert to a six-year amortizing term loan with increasing amortization beginning in the fourth quarter of fiscal 1998. The amendment will also (i) require that 50% of excess cash flow, as defined, be used to reduce the term loan, (ii) amend certain financial covenants and (iii) increase the maximum interest rate on borrowings under the Credit Agreement by 12.5 basis points.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       The Company had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item is incorporated herein by reference to the Company's proxy statement to be filed with respect to the 1997 annual meeting of stockholders (the "Proxy Statement").

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

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  The following documents are filed as part of this report:

            (1)  Financial Statements:                               Page Number

                 Report of Independent Accountants                        42
                 Consolidated Balance Sheets as of June 30, 1996
                  and 1997                                                43
                 Consolidated Statements of Income for the fiscal
                  years ended June 30, 1995, 1996 and 1997                44
                 Consolidated Statements of Cash Flows for the
                  fiscal years
                ended June 30, 1995, 1996 and 1997                        45
               Consolidated Statements of Stockholders' Equity
                for the fiscal years ended June 30, 1995, 1996
                and 1997                                                  46
               Notes to Consolidated Financial Statements                 48

            (2)  Financial Statement Schedules:

                 II - Valuation and Qualifying Accounts for each of
                 the three years in the period ended June 30, 1997        S-1

            (3)  Exhibits:

                 The exhibits filed with this report are listed in the
                 exhibit index on page 72.

       (b)  Current Reports on Form 8-K:

            The Company did not file a report on Form 8-K during the quarter ended June 30, 1997.

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



                    HOME HEALTH CORPORATION OF AMERICA, INC.

                    By:
                        ------------------------------------------------------
                        (Bruce J. Colburn,
                        Chief Financial Officer and Chief Accounting Officer)


       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signature                        Title                           Date
------------------------   ------------------------------------   ------------------
/s/ Bruce J. Feldman       President,  Chief Executive Officer,   September 29, 1997
------------------------   Director and Chairman of the Board
  (Bruce J. Feldman)

/s/ Bruce J. Colburn       Chief Financial Officer and Chief      September 29, 1997
------------------------   Accounting Officer
 (Bruce J. Colburn)

/s/ G. Michael Bellenghi   Director                               September 29, 1997
------------------------
(G. Michael Bellenghi)

/s/ Harvey Machaver        Director                               September 29, 1997
------------------------
(Harvey Machaver)

/s/ Joseph Trustey         Director                               September 29, 1997
------------------------
(Joseph Trustey)

                                 EXHIBIT INDEX

(a) Exhibits


Exhibit No.   Description
-----------   -----------
*       3.1   Amended and Restated Articles of Incorporation of the Company.
*       3.2   Amended and Restated Bylaws of the Company.
**     10.1   Stock Purchase Agreement among HHCA, Home Health Corporation of
               New Hampshire, Randy DiSalvo, R.S.D. Management Services, Inc.,
               Nursing Services Home Care, Inc. and Nursing Services Home Care,
               Ltd.
***    10.2   Asset Acquisition Agreement Among Home Health Corporation of
               America, Inc. and its Nominees, LHS Holdings, Inc., Liberty
               Health Services, Inc., Nurses Today M/C, Inc. and Mark H.
               O'Brien.
***    10.3   Asset Acquisition Agreement Among Home Health Corporation of
               America, Inc. and its Nominees, PDN, Inc., Medical I.V., Inc. and
               Mark H. O'Brien.
***    10.4   Indemnification Agreement Among Home Health Corporation of
               America, Inc. and its Nominees, LHS Holdings, Inc., Liberty
               Health Services, Inc., Nurses Today M/C, Inc., PDN, Inc.,
               Medical I.V., Inc. and Mark H. O'Brien.
*      10.5   Asset Acquisition Agreement among Home Care Medical Supply and
               Equipment, Inc., Alpha Home Care Services, Inc., Joel Schreiber,
               and Joseph J. D'Alessandro, including schedules and exhibits thereto.
*      10.6   Subordination Agreement among CoreStates Bank, N.A., Summit
               Ventures II, L.P., Summit Investors II, L.P., CoreStates
               Enterprise Fund, and Alpha Home Care Services, Inc.
*      10.7   Stock Purchase Agreement by and between Home Health Care
               Corporation of Delaware, Inc.,William Moses, Milton Altshuler,
               Steven R. Altshuler, and Jane Altshuler, relating to Delaware
               Acquisition.
*      10.8   Asset Acquisition Agreement between HHCDME, Inc., and Master
               Medical Supply Co., Inc., relating to Delaware Acquisition.
*      10.9   Asset Acquisition Agreement between HHCD, Inc., and Professional
               Home Health Care Agency, Inc.,  relating to Delaware Acquisition.
*      10.10  Indemnification Agreement relating to Delaware Acquisition.
*      10.11  Agreement among Home Health Care Corporation of Delaware, Inc.,
               HHCD, Inc., HHCDME, Inc., Master Medical Supply Co., Inc.,
               Professional Home Health Services, Inc., Professional Home Health
               Care Agency, Inc., William Moses, Andra H. Moses, Steven R.
               Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
*      10.12   Full Payment Guaranty of the Company relating to Delaware
                Acquisition.
*      10.13   Subordination Agreement among CoreStates Bank, N.A., Summit
                Ventures II, L.P., Summit Investors II, L.P., CoreStates
                Enterprise Fund, and parties to Delaware Acquisition
                transaction documents.
*      10.14   Separation Agreement among Home Health Corporation of America,
                Inc., Home Health Corporation of Delaware, Inc., HHCD, Inc.,
                HHCDME, Inc., Steven R. Altshuler, Jane E. Altshuler, William
                W. Moses and Andra H. Moses


Exhibit No.   Description
-----------   -----------
*      10.15  Asset Purchase Agreement between Pennsylvania Home Care, Inc. and
               Healthcare Professionals, Inc.
****   10.16  Third Amended and Restated Credit Agreement
*      10.17  Lease between the Company and Swedeland Road Corporation, relating to the Company's principal executive offices.
*      10.18  Employment Agreement between the Company and Bruce J. Feldman.(a)
*      10.19  Employment Agreement between the Company and Fred J. Nicholas.(a)
*      10.20  Employment Agreement between the Company and Joseph Grilli.(a)
*      10.21  1995 Employee and Consultant Equity Plan.(a)
*      10.22  1984 Employee Stock Option Plan (Qualified and Non-Qualified),
               as amended and restated.(a)
*      10.23  Consent and Amendment to Note and Stock Purchase Agreement, dated
               September 29, 1995, among the company, certain subsidiaries of the Company, Summit Ventures II, L.P., Summit Investors II, L.P.
*      10.24  Subordination Agreement, dated September 29, 1995, among
               CoreStates Bank, N.A., Summit Ventures II, L.P., Summit
               Investors II, L.P., Summit Subordinated Debt Fund, L.P.,
               CoreStates Enterprise Fund and Preferred Diagnostic Services,
               Inc.
*      10.25  Asset Acquisition Agreement among the Company, Home Health
               Corporation of America, Inc. - Tampa, Preferred Diagnostic &
               Medical Services, Inc., Preferred Diagnostic Services, Inc.,
               G&S Industries, Inc., and Joel M. Grossman, Jeffrey Grossman,
               Joseph Sterensis, Barbara Sterensis and Richard Levitt.
*      10.26  Registration Rights Agreement, dated September 28, 1995, among the Company, a subsidiary of the Company, Preferred Diagnostic
               & Medical Services, Inc. and Preferred Diagnostic Services, Inc.
       11.1   Computation of Primary Earnings per Share for each of the three years in the period ended June 30, 1997
       11.2   Computation of Fully Diluted Earnings per Share for each of the three years in the period ended June 30, 1997
       21     Subsidiaries of the Company
       23.1   Consent of Independent Accountants
       27     Financial Data Schedule


* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-96888) dated November 8, 1995, as amended.

** Incorporated by reference to the Company's Form 10-Q dated September 30, 1996 and filed November 14, 1996.

*** Incorporated by reference to the Company's Form 8-K dated January 10, 1997 and filed January 24, 1997.

**** Incorporated by reference to the Company's Form 10-Q dated March 31, 1997 and filed May 14, 1997.

(a)  Represents management contract or compensatory plan.

                    REPORT OF INDEPENDENT ACCOUNTANTS ON THE
                         FINANCIAL STATEMENT SCHEDULE


Our report on the consolidated financial statements of Home Health Corporation of America, Inc. and subsidiaries is included on page 42 of this Form 10-K.
In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 29, 1997

     HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
            for each of the three fiscal years ended June 30, 1997


                             (amounts in thousands)

                                                                       Description
                                     -----------------------------------------------------------------------------
                                        Balance at            Charged
                                        beginning          to costs and                              Balance at
                                         of year             expenses            Deductions          end of year
                                     ---------------    -----------------     ----------------     ---------------
             1997
--------------------------------
Allowance for doubtful accounts           $5,656               $8,431               $3,240             $10,847

             1996
--------------------------------
Allowance for doubtful accounts            4,360                3,464                2,168               5,656
Inventory valuation allowance...              40                    -                   40                   -

             1995
--------------------------------
Allowance for doubtful accounts            3,609                1,727                  976               4,360
Inventory valuation allowance...              40                   50                   50                  40