Form 10-K/A
period 1997-06-30
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1997-10-28
CIK 1000685

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-K/A

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    for the fiscal year ended June 30, 1997
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 for the transition period from _____ to _____

                        Commission file number 0-26938

                   HOME HEALTH CORPORATION OF AMERICA, INC.
            (Exact name of Registrant as specified in its charter)

         Pennsylvania                                           23-2224800
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

      2200 Renaissance Boulevard,                                   19406
      Suite 300, King of Prussia                                  (Zip code)
(Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

On September 30, 1997, the aggregate market value (based upon the closing price on such date) of the voting stock held by non-affiliates of the Registrant was approximately $111,202,585. The number of shares of the Registrant's, no par value shares outstanding as of September 30, 1997 was 9,250,095.

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

     The Company seeks to provide a "one-stop-shop" of cost effective, comprehensive home health care services and products. The Company's regional Coordinated Care Centers serve as focal points for managed care organizations, hospitals, physicians, discharge planners and other health care providers to efficiently arrange for Company services and products. The Coordinated Care Centers and home based evaluations conducted by the Company's nurses enhance the Company's ability to cross-sell its comprehensive range of services and products. The Company's nurses are trained to identify at the time of the evaluation in the patient's home any additional need for Company services and products. The Company believes that it is well-positioned to benefit from the increasing preference of payors and referral sources, particularly managed care organizations, to use home health care providers that both offer and coordinate the delivery of a full range of home health care services and products. As managed care organizations continue to increase their market share in regions in which the Company operates, these organizations continue to become increasingly important to the Company as referral sources. See "Payor Mix."

          The Company intends to continue to expand its operations through acquisitions in existing and new markets. Since July 1, 1995, the Company has completed fourteen acquisitions in both existing and new markets. In entering new markets, the Company generally acquires a home nursing company (primarily Medicare-based) and adds additional services and products through internal growth and subsequent acquisitions in order to offer a full range of home health care services and products to patients, physicians and payors, including managed care organizations. Acquisitions completed prior to fiscal 1996 enhanced the Company's presence in Pennsylvania, Delaware, Maryland and New Jersey. During fiscal 1996, the Company expanded its operations into the Tampa/St. Petersburg, Florida market with four acquisitions which included nursing and related patient services, durable medical equipment and respiratory services. During fiscal 1997, the Company entered the Texas and New England regions with five acquisitions, expanding its operations into Texas, Massachusetts, New Hampshire, Rhode Island and Maine. Additionally, during fiscal 1997, the Company expanded its ongoing operations in Pennsylvania, New Jersey, Maryland and the Tampa/St. Petersburg, Florida market with five acquisitions, and also expanded into Illinois as a result of a merger transaction. The acquisitions in fiscal 1997 included nursing and related patient services, infusion therapy, durable medical equipment and respiratory services. Additionally, on September 26, 1997, the Company entered into a definitive agreement for the acquisition through merger of U.S. HomeCare Corporation ("USHO"), a provider of paraprofessional and professional home health care services, including nursing care, personal care and other specialized therapies, with approximately $56 million in annualized net revenues, based upon the quarter ended June 30, 1997, and operations in New York, Connecticut and Pennsylvania (the "USHO Acquisition"). The Company expects to issue between 2.6 to 2.8 million shares of common stock in connection with the USHO Acquisition, which is expected to be accounted for as a pooling of interests. Unless and until the Company's operations become more diversified geographically (as a result of acquisitions or internal expansion), adverse economic, regulatory, or other developments in certain states in which the Company has a concentration of its business operations could have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks." Management believes that a substantial number of acquisition opportunities may continue to arise as Medicare regulatory changes, managed care and other competitive pressures encourage further consolidation in the industry. See "Industry Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Since fiscal 1994, the Company generated a compound annual growth rate in net revenues of 47.6% through a combination of acquisitions and internal growth. The Company's net revenues increased from $64.1 million in fiscal 1995 to $150.2 million in fiscal 1997 (of which 64.1% represented nursing and related patient services net revenues), and the Company's net income increased from $758,000 in fiscal 1995 to $4.5 million in fiscal 1997 (which excludes certain nonrecurring items aggregating $1.7 million, net of estimated income taxes). The Company experienced internal growth rates in net revenues of 29%, 19% and 16% for fiscal years 1995, 1996 and 1997, respectively. The Company's internal growth in net revenues was primarily the result of cross-selling its services and products, expanding the range of services and products offered, increasing patient referrals, particularly from managed care organizations, and increasing cost-based Medicare reimbursement resulting principally from increased costs. The percentage of the Company's net revenues from managed care organizations and other payors increased from 36.9% in fiscal 1995 to 38.7% in fiscal 1997. See "Payor Mix" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

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

     The growth in home health care is also due to increased acceptance by payors, patients and the medical community, including physicians, hospitals and other providers. Home health care often results in lower costs, which is increasingly important under managed care. In addition, home health care has grown rapidly as a result of (i) advances in medical technology, which have facilitated the delivery of services in alternate sites, (ii) demographic trends, such as an aging population, and (iii) a strong preference among patients to receive health care in their homes.

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

     Offer Payors a Comprehensive Range of Services and Products. The Company offers managed care organizations and other payors access to cost-effective, comprehensive home health care services and products provided directly by the Company's employees, without having to coordinate with other providers. If an acquired business does not provide all of the services and products generally offered by the Company, those services and products are generally introduced over time. The Company believes that offering comprehensive home health care services and products provides payors with an efficient "one-stop-shop" that enhances referrals, particularly from managed care organizations.

     Cross-Sell Services and Products. The Company cross-sells its services and products through its Coordinated Care Centers and home-based patient evaluations conducted by the Company's nurses. The Company's two Coordinated Care Centers located in the Florida and Mid-Atlantic regions serve as focal points for managed care organizations, hospitals, physicians, discharge planners and other health care providers to efficiently arrange for Company services and products.The Company anticipates establishing additional Coordinated Care Centers in both its Texas and New England regions. The Company's nurses are trained to identify, at the time of the nurse evaluation in the patient's home, any additional need for Company services and products.

However, there can be no assurance the Company will be able to continue to successfully cross-sell its services or products either through its Coordinated Care Centers or home-based patient evaluations conducted by the Company's nurses, or maintain or increase its current internal growth rate resulting from cross-selling. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Develop Managed Care Referral Sources. Managed care organizations, which are an increasingly significant source of referrals for home health care services, accounted for 36.9% and 38.7% of the Company's net revenues in fiscal 1995 and 1997, respectively. Of the Company's 61 branch locations, 19 are currently accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The remaining non-accredited branches, 10 of which were accredited under the prior ownership, were acquired during fiscal 1996 and 1997, and are currently under survey for accreditation by JCAHO. The Company believes JCAHO accreditation enhances its ability to obtain contracts with certain managed care organizations. The Company is also targeting referrals from managed care organizations by offering disease management programs for the treatment of asthma, diabetes, and other chronic illnesses, as well as outcome and utilization reports. The Company expects that managed care contracts will generate an increasing number of referrals as the penetration of managed care accelerates in its markets. The Company believes that it has the local relationships, the knowledge of the regional markets in which it operates, and the cost-effective, comprehensive services and products required to compete effectively for managed care contracts and other referrals. There can be no assurance the Company will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's financial condition or results of operations. See "Payor Mix" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

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

The following table shows the percentage of net revenues represented by each of the Company's services and products for the periods presented:

                                             Fiscal year ended June 30,
                                         ----------------------------------
                                            1995        1996        1997
                                         ----------  ----------  ----------
Nursing and related patient services:
Medicare................................      45.2 %      37.4 %      41.9 %
Non-Medicare............................      20.8        22.6        22.2
                                         ----------  ----------  ----------
                                              66.0        60.0        64.1
Respiratory therapy.....................       9.6        17.8        18.1
Infusion therapy........................      18.0        14.0         8.4
Durable medical equipment...............       6.4         8.2         9.4
                                         ----------  ----------  ----------
Total...................................     100.0 %     100.0 %     100.0 %
                                         ==========  ==========  ==========

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

          Oxygen systems of which there are three types: (i) oxygen concentrators, which are stationary units that extract oxygen from ordinary air to provide a continuous flow of oxygen, (ii) liquid oxygen systems, which are portable, thermally insulated containers of liquid oxygen and
     (iii) high pressure oxygen cylinders, which are used for portability with oxygen concentrators.

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

     The Company currently operates pharmacies in King of Prussia and Dupont, Pennsylvania; Largo and Pompano Beach, Florida; Chicago, Illinois and Dallas, Texas to serve substantially all of its home infusion patients in these regions and employs licensed pharmacists and registered nurses who have specialized skills in home infusion therapy. The Company is in the process of building a pharmacy in its Canton, Massachusetts location, which was acquired in fiscal 1997.

     Durable Medical Equipment. The Company provides durable medical equipment to serve the needs of its patients, including hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.

Organization

     The Company's operations are organized into five regions, as follows: (i) the Mid-Atlantic region, (ii) the Northeast region, (iii) the Florida region,
(iv) the New England region, and (v) the Texas region, each with an Area Vice President. The Area Vice Presidents, who report to the Company's Chief Operating Officer, are responsible for managing the operations of their respective regions. Regional support staff generally are organized by either nursing and related patient services or other services or products. Each region, except for New England, which was acquired during fiscal 1997, has a location providing pharmacy services, primarily for infusion therapy. The Company is in the process of building a pharmacy in the New England region, which is expected to be completed by December 31, 1997. The Company has a Coordinated Care Center in the Florida and Mid-Atlantic regions to coordinate the delivery of the Company's services and products to patients referred by managed care organizations, hospitals, physicians, discharge planners and other health care providers, and is in the process of opening additional centers in the Texas and New England regions. Management functions, such as professional services oversight, finance and accounting, sales training and support, product development, policy and procedure development, and management information systems are centralized at the corporate headquarters. The Company manages the integration of the operations of acquired companies through a team of experienced operations personnel. This team plans and coordinates the transition for each acquired company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

Coordinated Care Centers

     The Company has Coordinated Care Centers in the Mid-Atlantic and Florida regions and is in the process of establishing additional Coordinated Care Centers in the Texas and New England regions, which are expected to be established in fiscal 1998. The Northeast region is serviced by the Mid-Atlantic region. Coordinated Care Centers serve as focal points for managed care organizations, hospitals, physicians, discharge planners and other health care providers to arrange for Company services from a Company home care coordinator. The home care coordinator facilitates the delivery of the comprehensive range of services and products to patients referred to the Company. After reviewing the referral, the Company's home care coordinator reviews the patients' medical history, confirms insurance coverage and arranges for physician-prescribed home health care services and products to be delivered to the patient.

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

Sales and Marketing

     The Company's marketing department provides planning and development, market research, public and community relations support and educational program development for all of the Company's branch locations. As of September 30, 1997, the Company employed approximately 60 sales representatives whose primary responsibilities are to generate referrals from managed care organizations, hospitals, physicians, discharge planners and other health care professionals.

     The Company focuses its marketing efforts and sales resources on referral sources. The Company generates referrals from managed care organizations, hospitals, physicians, discharge planners and other health care professionals. The Company offers its referral sources a comprehensive range of products and services delivered in a coordinated manner, disease management programs for the treatment of asthma, diabetes and other chronic illnesses, continuing education seminars, as well as outcome and utilization reports. The Company has contracts with numerous managed care organizations, including organizations affiliated with Humana Health Care Plans, Inc., HIP Network of Florida, Inc., Aetna/U.S. Healthcare, Inc., Independence Blue Cross, Keystone Health Plans East and Prudential Health Care Plan, Inc. See "Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Outlook and Risks."

New Division

     The Company formed a new division in May 1997, HHCA Health Alliance, which is responsible for the development of three new distinct business units including (i) national managed care contract development, (ii) network management, and (iii) contract management services. As a result of the changing home care industry and the significant growth of managed care, the Company has determined there is a growing need for the provision of management services and the need to form strategic alliances with managed care organizations, hospitals, nursing homes, physician groups and subacute facilities. This division will be responsible for establishing new relationships outside existing regions and strengthening current relationships with health care providers and payors.

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

                                            Fiscal year ended June 30,
                                        ----------------------------------
                                           1995        1996        1997
                                        ----------  ----------  ----------
     Medicare.......................         54.7 %      50.3 %      55.5 %
     Medicaid.......................          8.4        11.9         5.8
     Managed care and other.........         36.9        37.8        38.7
                                        ----------  ----------  ----------
          Total.....................        100.0 %     100.0 %     100.0 %
                                        ==========  ==========  ==========

     Medicare and Medicaid Programs. A majority of the Company's business is, and is expected to continue to be, reimbursed by Medicare and Medicaid. Medicare is a federally funded health program which provides health insurance coverage for certain disabled persons and persons age 65 or older. Medicaid is a health insurance program, jointly funded by the federal and state governments, which provides health insurance coverage for certain financially or medically needy persons regardless of age. Medicaid benefits supplement Medicare benefits for financially needy persons age 65 or older. Congress has provided, through the Medicare program, for coverage of home health care services including part-time or intermittent skilled nursing care; physical, occupational, or speech therapy; medical social services under the direction of a physician; part-time or intermittent services of a home health aide; medical supplies (but not drugs or biologicals except for osteoporosis drugs) and durable medical equipment. Medicare reimburses the Company for the services it renders under Parts A and B of the Medicare program. Medicare Part A reimburses the Company on a " cost basis" based on the lower of the Company's allowable cost, as defined by Medicare regulations, not to exceed annual cost limits or the Company's actual charges. Allowable cost is the actual cost directly related to providing home health care services, plus an overhead allocation. Cost reports evidencing the fiscal year allowable costs, visit data, charges and other financial information are filed annually and are subject to audit. Medicare Part B is paid on a fixed fee-for-service basis similar to other third-party payors, such as managed care organizations. See "Government Regulation - Current Developments."

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

     Reimbursement Payments. The Company operates eleven Medicare-certified home health agencies, of which seven receive periodic interim payment ("PIPs") from the Medicare program for services provided. PIPs are biweekly payments, the amounts of which are reviewed quarterly to reflect increases or decreases in the volume of nursing services provided. Because PIPs are paid biweekly, the arrangement has a substantially more favorable effect on the Company's cash flow than other payment arrangements. The Medicare program is scheduled to discontinue PIPs effective for the Company's cost reporting period beginning July 1, 2000. This change could result in a material adverse effect on the Company's cash flow. The Company's remaining Medicare-certified home health agencies are currently reimbursed on a claims-processed basis. Generally the Company is paid for these claims within two to six weeks after submission to the intermediary at rates that reflect the Company's historical costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Reimbursement from Medicare and Medicaid for certain services is subject to audit and retroactive adjustment. Retroactive adjustments made to prior-year cost reports could have a material adverse effect on the Company's financial condition or results of operations. In addition, the home health care industry is generally characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third party payors. The Company has recently experienced an increase in the length of time required to collect receivables owed by managed care organizations. In the fourth quarter of fiscal 1997, the Company added approximately $3.0 million to its account receivable reserve in addition to amounts historically reported as a percentage of net revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Provision for Doubtful Accounts." While management of the Company believes that ongoing implementation of stronger controls in the distribution of its products and services and devoting increased resources to collection activities will allow for a reduction of the Company's provision for doubtful accounts to historical levels, there can be no assurance that management's efforts to obtain timely payment for the Company's products and services will be successful. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors could have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Pricing Pressures. Medicare, Medicaid and other payors, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While the Company's net revenues from managed care organizations have increased and are expected to continue to increase, payments per visit from managed care organizations typically have been lower than cost-based reimbursement from Medicare and reimbursement from other payors for nursing and related patient services, resulting in reduced profitability on such services. In addition, payors and employer groups are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

Medicare Case Mix Study

     The Company was selected recently to participate in a study of Medicare-certified home health agencies (the "Medicare Case Mix Project") being conducted by the Health Care Financing Administration of the U.S. Department of Health and Human Services ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid. The Medicare Case Mix Project is a result of HCFA's commitment to implement a prospective payment system for Medicare-certified home health services by October 1999. See "Government Regulation - Current Developments." The study, which commenced August 1997, will include an eighteen month data collection period concluding on March 31, 1999, and is expected to determine the extent to which measurable characteristics of the home health patient, combined with other factors, can be utilized to predict resource use in Medicare home nursing visits. The Company is among 90 Medicare-certified home nursing agencies selected for the study, primarily as a result of the Company's utilization data being below the national averages of comparable home health agencies.

Recent Developments

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and will continue to propose and adopt legislation effecting fundamental changes in the health care delivery system. Changes in the applicable laws or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid expenditures are expected to continue in the future. In August 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). Although the Budget Act contains numerous changes in reimbursement to health care providers and is expected to have a significant impact on the health care industry, additional changes may occur in the future. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company. The level of net revenues and profitability of the Company, like those of other health care providers, will also be affected by the continuing efforts of other payors to contain or reduce the costs of health care by lowering reimbursement rates, slowing payment for services provided, increasing case management review of services and negotiating reduced contract pricing and capitation arrangements. See "Government Regulation- Current Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

Government Regulation

     The Company's business is subject to extensive federal, state and local regulation.

     Permits and Licensure. The federal government and all states regulate various aspects of the home health care industry. Such regulations include federal and state laws covering the dispensing of drugs and the operation of pharmacies, as well as state laws which may impose licensure requirements on home health care agencies and on certain types of health care practitioners employed by the Company. Federal laws may require registration with the Drug Enforcement Administration of the United States Department of Justice and the satisfaction of certain requirements concerning security, record keeping, inventory controls, prescription order forms and labeling. The Company's home health agencies and pharmacies are currently licensed where required by the applicable laws of the federal government and the states in which they currently operate. In addition, certain health care practitioners employed by the Company require state licensure and/or registration and must comply with laws and regulations governing standards of practice. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could materially adversely affect the Company's financial condition or results of operations. There can be no assurance that either the states or the federal government will not change current interpretations of existing regulations or impose additional regulations upon the Company's activities which might adversely affect its financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

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

     JCAHO Accreditation. Since 1993, the Company has been accredited by JCAHO, a nationally-recognized organization that develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Upon acquiring companies in existing or new regions which are non-accredited, the Company undergoes survey for accreditation by JCAHO generally within twelve to eighteen months after acquisition. With the advent of managed care, the need for objective quality measurements has increased. Not all providers have chosen to undergo the accreditation process because of its expense and time burden. Consequently, the Company has positioned itself to procure managed care contracts in part because of its choice to undergo rigorous review of its operations.

     Fraud and Abuse Laws.   The Company is subject to federal and state laws
prohibiting direct or indirect payments for patient referrals, prohibiting referrals to an entity in which the referring provider has a financial interest, and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs as well as in relation to private payors. While the Company believes that it is in material compliance with such laws, it continues to monitor its compliance.

     The anti-kickback provisions of the federal Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Anti-kickback Statute") prohibit the offer, payment, solicitation or receipt of any remuneration in return for the referral of items or services paid for in whole or in part under the Medicare or Medicaid programs (or certain other state health care programs). While the federal Anti-kickback Statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Some court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. The United States Department of Health and Human Services ("HHS") has adopted regulations creating "safe harbors" from federal criminal and civil penalties under the Anti-kickback Statute by exempting certain types of ownership interests and other financial arrangements that do not appear to pose a risk of Medicare and Medicaid program abuse. Transactions covered by the Anti-kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute, but the practice may be subject to increased scrutiny and possible prosecution. The criminal penalty for conviction under the Anti-kickback Statute is a fine of up to $25,000 and/or up to five years imprisonment. Civil suspension for anti-kickback violations can also be imposed through an administrative process, without the imposition of civil monetary penalties. Federal enforcement officials may also attempt to use other federal statutes to punish behavior considered fraudulent or abusive, including the Federal False Claims Act and the Health Insurance Portability Act of 1996. The Federal False Claims Act provides for penalties of up to $10,000 per claim plus treble damages and permits private persons to sue on behalf of the government in qui tam actions. The Health Insurance and Portability Act of 1996, which established a whole new category of crimes known as "federal healthcare offenses" including healthcare fraud, theft or embezzlement, false statements, obstruction of criminal investigation of healthcare offenses and money laundering, is expressly applicable to all payors.

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

     The federal government has enacted the so-called "Stark Law," which generally prohibits physicians from referring patients for laboratory services to entities in which they have a financial relationship. More recently, the Stark Law was broadly expanded by "Stark II," which provides that where a physician has a "financial relationship" with a provider of "designated health services" (including, among other things, the provision of parenteral and enteral nutrients, equipment and supplies, home health services, ultrasound services, and durable medical equipment, which are products and services, provided by the Company), the physician will be prohibited from making a referral to the health care provider and the provider will be prohibited from billing for the designated health service for which Medicare or Medicaid payment would otherwise be made. Certain exceptions are available under Stark II, which may or may not be available to the Company for arrangements in which the Company may be involved. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Stark II could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare and Medicaid programs. Furthermore, Medicare regulations contain similar self-referral restrictions and provide that unless certain conditions are met, a plan of care for home health services generally may not be certified by a physician who has a significant ownership interest in, or a significant financial or contractual relationship with, that home health agency. It is the Company's policy to monitor its compliance with Medicare and Medicaid laws and regulations and Stark II, generally, and to take appropriate actions to ensure such compliance.

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

     The federal government has increased significantly the financial and human resources allocated to enforcing the fraud and abuse laws. In May 1995, the Clinton Administration instituted Operation Restore Trust ("ORT"), a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. The states initially targeted included California, Florida, Illinois, New York and Texas. ORT has been responsible for millions of dollars in civil and criminal restitution, fines, recovery of overpayments and the exclusion of a number of individuals and corporations from the Medicare program. ORT has been expanded to all fifty states, with a specific concentration on twelve states including Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and durable medical equipment areas. While the Company believes that it is in material compliance with such laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such laws or with any future laws, as such laws ultimately may be interpreted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

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

     Current Developments.   Political, economic and regulatory influences are
subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and will continue to propose and adopt legislation effecting fundamental changes in the health care delivery system. Although the recently passed Budget Act contains numerous changes in reimbursement to health care providers and is expected to have a significant impact on the health care industry, additional changes may occur in the future. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company. The level of net revenues and profitability of the Company, like those of other health care providers, will also be affected by the continuing efforts of other payors to contain or reduce the costs of health care by lowering reimbursement rates, slowing payment for services provided, increasing case management review of services and negotiating reduced contract pricing and capitation arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Currently, Medicare reimburses participating Medicare-certified home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits which vary according to geographic regions of the country. The Budget Act requires HCFA to implement a prospective payment system (the "PPS") for home health agencies by October 1, 1999, with up to a four-year phase-in period. Prospective rates determined by HHS would reflect a 15% reduction to the cost limits and per-patient limits in place as of September 30, 1999. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any level of certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the PPS. There can be no assurances that such reimbursement rates would cover the costs incurred by the Company to provide home nursing services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Until PPS takes effect on October 1, 1999, the Budget Act establishes an interim payment system (the "IPS") that provides for the lowering of reimbursement limits for home health visits. As amended, cost limit increases for fiscal 1995 and 1996 will be eliminated. In addition, for cost reporting periods beginning on October 1, 1997, home health agencies cost limits will be determined as the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. The new cost limits will apply to the Company for the cost reporting period beginning July 1, 1998, except for the Company's Medicare-certified home health agency located in Texas, for which the new cost limits will apply for the cost reporting period beginning January 1, 1998. For cost reporting periods beginning after October 1, 1997, the Budget Act also requires a home health agency to submit claims for payment for home health services only on the basis of the geographic location at which the service was furnished. HCFA has publicly expressed concern that some home health agencies are billing for services from administrative offices in locations with higher per-visit cost limitations than the cost limitations in effect in the geographic location of the home health agency furnishing the service. The Company is unable to determine the effect of the IPS or the reimbursement impact resulting from payments for services based upon geographic location until HCFA finalizes related regulatory guidance. Any resultant reduction in the Company's cost limits could have a material adverse effect on the Company's financial condition or results of operations. However, until regulatory guidance is issued, the effect of such reductions cannot be predicted with any level of certainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     The Budget Act provides for a 25% reduction in home oxygen reimbursement from the 1997 fee schedule effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions is a freeze on consumer price index updates for the next five years. Approximately 5.8% of the Company's current net revenues are derived from reimbursement of oxygen services. This reduction in oxygen reimbursement could have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Various other provisions of the Budget Act may have an impact on the Company's business and results of operations. Venipuncture will no longer be a covered skilled nursing home care service unless it is performed in connection with other skilled nursing services. The Company is currently assessing the potential impact of this provision, however, the effect of such reductions cannot be predicted with any level of certainty at this time. Additionally, the Company will be required to have surety bonds of at least $50,000 for each Medicare-certified home health agency and durable medical equipment company. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. The impact of these reimbursement changes could have a material adverse effect on the Company's financial condition or results of operations. However, this impact cannot be predicted with any level of certainty at this time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     In addition to the impact on health care reimbursement resulting from the Budget Act, other changes have been announced in a federal policy which may adversely impact the Company's operations. HCFA has recently required branch offices to be redesignated as separate providers and to obtain separate licensure and separate provider agreements. Such redesignation generally results in adding additional costs to the Medicare home health agency necessary to comply with the related licensure requirements. On September 15, 1997, President Clinton related in a speech before the Service Employees International Union that there will be a six-month waiting period on certifying new home health agencies. It is unclear what effect this six-month waiting period would have on redesignated branch offices or on the Company's business, generally. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Forward Outlook and Risks."

Employees

     The retention of qualified employees is a high priority for the Company. As of June 30, 1997, the Company employed approximately 3,070 full- and part-time employees. Of these employees, approximately 2,030 are nurses and approximately 110 are employed at the Company's executive offices. In addition, the Company maintains registries of approximately 2,290 licensed nurses, therapists, home health aides and other home health care providers available for staffing assignments on a temporary basis. Management believes that the Company's employee relations are good. The Company's employees are not represented by a labor union.

Insurance

     The Company maintains a commercial general liability policy which includes product liability coverage on the durable medical equipment that it sells or rents with both per-occurrence and annual aggregate coverage limits of $1.0 million and $2.0 million, respectively. In addition, the Company has an umbrella liability or "excess" policy with a single limit of $10.0 million for any one occurrence in excess of certain minimum amounts. The umbrella policy excludes professional liability. The Company maintains a health care agency professional liability insurance policy with limits of $4.0 million per occurrence and an annual aggregate limit of $6.0 million. Health care professionals with whom the Company has contracted must provide evidence that they carry at least $1.0 million of insurance coverage, although there is no assurance that such providers will continue to do so, or that such insurance is, or will continue to be, adequate or available to protect the Company, or that the Company will not have liability independent of that of such providers and/or their insurance coverage. While the Company believes that it has adequate insurance coverage, there can be no assurance that any such insurance will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings (including any related judgments, settlements or costs) or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. Any judgments, settlements or costs relating to pending or future legal proceedings which are not covered by insurance could have a material adverse effect on the Company's results of operations or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

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

                                                              Services and Products Provided
                                                   -----------------------------------------------------
                                         Date       Nursing
                                        Opened      Related      Respiratory     Infusion      Durable
                                          or        Patient        Therapy       Therapy       Medical
    Region       Branch Location       Acquired     Services      Services       Services     Equipment
--------------   ---------------      ----------   ----------   -------------   ----------   -----------
Mid-Atlantic
Southeastern     Pennsville, NJ          7/97          x                             x
    PA           Bristol, PA            10/96          x              x                           x
   and           King of Prussia, PA     5/92          x              x              x            x
Southern NJ        (1) (2) (3)
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

Western FL       Bradenton               6/97          x
                 Hudson                  7/97          x
                 Largo (3)               9/96          x
                 Largo (1)(2)           10/95                         x              x            x

                                                              Services and Products Provided
                                                   -----------------------------------------------------
                                         Date       Nursing
                                        Opened      Related      Respiratory     Infusion      Durable
                                          or        Patient        Therapy       Therapy       Medical
    Region       Branch Location       Acquired     Services      Services       Services     Equipment
--------------   ---------------      ----------   ----------   -------------   ----------   -----------
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

THE COMPANY'S COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market under the symbol "HHCA." The following table sets forth the quarterly range of high and low sales prices of the common stock on the Nasdaq National Market for each quarter since the common stock commenced trading on November 8, 1995:

       Quarter Ended          High     Low
       -------------          ----     ---
       June 30, 1997         $11.13   $8.38
       March 31, 1997         13.13    9.81
       December 31, 1996      13.00    9.75
       September 30, 1996     13.88    9.13

       June 30, 1996          15.38   11.00
       March 31, 1996         12.50    8.25
       December 31, 1995      11.25    7.25


     As of September 30, 1997, there were 9,250,095 shares of common stock outstanding and approximately 119 stockholders of record of common stock. The number of stockholders of record does not include an indeterminate number of
stockholders whose shares are held by brokers in "street name."   Management
believes there are in excess of 400 beneficial stockholders of the Company's common stock.

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's senior credit agreement does not permit the payment of cash dividends on the Company's common stock.

ISSUANCE OF UNREGISTERED SECURITIES

     During fiscal 1997, the Company completed seven acquisitions in which it issued shares of its common stock as certain of the consideration for the securities or assets acquired in each of the acquisitions. The shares issued in connection with these acquisitions were not registered under the Securities Act of 1933 (the "Act"), as amended, in reliance upon the exemption from such registration provided by Section 4(2) of the Act. The transactions in which the shares were issued and the aggregate number of shares issued in each transaction are set forth in the following table:

                                                                  Aggregate
  Acquisition Date                Acquisition                   Shares Issued
--------------------    --------------------------------     ------------------
August 5, 1996           Dailey Resources, Inc.                     22,779
August 14, 1996          National Home Infusion, Inc.               38,483
October 1, 1996          Medical Express, Inc.                      38,540
November 12, 1996        Home Health Systems, Inc.                 455,238
December 1, 1996         R.S.D. Management, Inc.                    94,118
March 27, 1997           Nahatan Drug, Inc.                        380,048
April 9, 1997            PDN, Inc/Medical I.V., Inc.                84,243

     For additional information with respect to these acquisitions see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions."

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below as of June 30, 1996 and 1997, and for each of the years in the three-year period ended June 30, 1997, have been derived from the Company's consolidated financial statements, which were audited by Coopers & Lybrand L.L.P., independent accountants, and are included elsewhere in this Report. The selected consolidated data set forth below as of June 30, 1993, 1994 and 1995 and for the fiscal years ended June 30, 1993 and 1994 have been derived from the Company's consolidated financial statements, as restated for the merger with Home Health Systems, Inc. (see Note 1, Pooling of Interests, to the Company's consolidated financial statements), which are not included in this report. This data should be read in conjunction with the Company's consolidated financial statements and notes thereto, and other financial information included elsewhere in this Report.


                                                              Fiscal Year Ended June 30,
                                               --------------------------------------------------------
                                                 1993        1994        1995        1996        1997
                                               --------    --------    --------    --------    --------
Consolidated Statement of Income Data:                   (in thousands, except per share data)
Net revenues...........................         $42,177     $46,706     $64,149     $95,878    $150,232
Adjusted EBITDA (1)....................           2,971       2,020       3,799      10,102      18,761
Income before income taxes (2).........           1,724         957       1,551       5,690       5,001
Income taxes...........................             830         646         793       2,396       2,187
      Income before extraordinary item
      and cumulative effect of change
      in accounting principle..........             894         311         758       3,294       2,814
Net income.............................         $   894     $   555     $   758     $ 2,133    $  2,814
                                               ========    ========    ========    ========    ========
      Net income available to common
      and common equivalent
      stockholders.....................         $   766     $   456     $   635     $ 1,229    $  2,808
                                               ========    ========    ========    ========    ========
Net income per common and common
      equivalent share.................           $0.22       $0.13       $0.17       $0.18       $0.32
                                               ========    ========    ========    ========    ========
Weighted average common and
      common equivalent shares
      outstanding......................           3,550       3,572       3,676       6,653       8,673
                                               ========    ========    ========    ========    ========


                                                                       June 30,
                                               --------------------------------------------------------
                                                 1993        1994        1995        1996        1997
                                               --------    --------    --------    --------    --------
                                                                    (in thousands)
Consolidated Balance Sheet Data:
Working capital........................          $9,491     $11,201     $12,059     $20,346     $43,204
Total assets...........................          17,731      20,745      34,572      69,975     153,263
Long-term debt and capital lease
      obligations, less current
      portion..........................           2,921       7,664      14,264      16,287      78,793
Redeemable stock.......................           2,931       2,991       3,555       1,744        -
Total stockholders' equity.............          $2,740      $3,275      $4,938     $37,648     $50,572


(1) Adjusted EBITDA is a non-generally accepted accounting principle measurement and is calculated by deducting patient care, general and administrative, and provision for doubtful accounts from net revenues (Adjusted EBITDA represents earnings before interest, income taxes, depreciation, amortization, the cumulative effect of a change in accounting principles of $244,000 in fiscal 1994, nonrecurring bridge financing expenses of $913,000 in fiscal 1996, an extraordinary loss of $1.2 million in fiscal 1996, merger and other nonrecurring costs of $3.0 million in fiscal 1997 and a nonrecurring charge of $3.0 million in additional reserves for doubtful accounts in fiscal 1997). Management believes adjusted EBITDA allows the Company to evaluate its profitability before certain cash and noncash charges which do not directly result from the provision of services directly to patients. However, this measurement should not be relied upon as an indicator of cash flow from operations or an indicator of future trends and should not be used as a substitute for net income. There can be no assurance that the Company's calculation of adjusted EBITDA is comparable to similarly-titled items reported by other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations."

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

Net Revenues

     The following table shows the percentage of net revenues represented by each of the Company's services for the periods presented:


                                            Fiscal year ended June 30,
                                        ----------------------------------
                                           1995        1996        1997
                                        ----------  ----------  ----------
Nursing and related patient services:
  Medicare............................       45.2 %      37.4 %      41.9 %
  Non-Medicare........................       20.8        22.6        22.2
                                        ----------  ----------  ----------
                                             66.0        60.0        64.1
Respiratory therapy...................        9.6        17.8        18.1
Infusion therapy......................       18.0        14.0         8.4
Durable medical equipment.............        6.4         8.2         9.4
                                        ----------  ----------  ----------
     Total............................      100.0 %     100.0 %     100.0 %
                                        ==========  ==========  ==========


     Since the end of fiscal 1994, service mix has fluctuated primarily as a result of companies acquired. Nursing and related patient services decreased and respiratory therapy services and durable medical equipment increased as a percentage of total net revenues from fiscal 1995 to fiscal 1996, principally due to an acquisition of a company providing respiratory therapy, durable medical equipment and mobile diagnostic services in October 1995. During fiscal 1997, nursing and related patient services increased as a percentage of total net revenues, principally as a result of the acquisition of two significant Medicare nursing and related patient service companies in the Texas and New England regions.

     The following table sets forth the visits and hours for nursing and related patient services for the periods presented:


                                            Fiscal year ended June 30,
                                        ----------------------------------
                                           1995        1996        1997
                                        ----------  ----------  ----------
Medicare nursing visits...............     391,000     434,000     873,000
Non-Medicare nursing services:
  Hours...............................     373,000     438,000     980,000
  Visits..............................      97,000     120,000     173,000


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

Pending Transaction

     On September 26, 1997, the Company entered into a definitive agreement for the acquisition through merger of USHO, a provider of paraprofessional and professional home health care services, including nursing care, personal care and other specialized therapies, with approximately $56 million in annualized net revenues, based upon the quarter ended June 30, 1997, and operations in New York, Connecticut and Pennsylvania. The Company expects to issue between 2.6 and
2.8 million shares of common stock in connection with the USHO Acquisition, which is expected to be accounted for as a pooling of interests.

Acquisitions

     The Company seeks to establish and increase market share through acquisitions in existing and new markets. During fiscal 1996, the Company expanded its operations into the Tampa/St. Petersburg, Florida market with four acquisitions which included nursing and related patient services, durable medical equipment and respiratory services. During fiscal 1997, the Company entered the Texas and New England regions with five acquisitions, expanding its operations into Texas, Massachusetts, New Hampshire, Rhode Island and Maine. Additionally, during fiscal 1997, the Company expanded its ongoing operations in Pennsylvania, New Jersey, Maryland and the Tampa/St.Petersburg, Florida market with five acquisitions, and also expanded into Illinois as a result of a merger transaction. The acquisitions in fiscal 1997 included nursing and related patient services, infusion therapy, durable medical equipment and respiratory services. The merger was accounted for as a pooling of interests and, accordingly, financial data included in this Form 10-K/A, including the Company's consolidated financial statements and notes thereto, have been restated to combine the accounts and operations of the merged company with those of the Company for all periods presented. The remaining acquisitions were accounted for as purchases. Under the purchase method, the results of operations from acquisitions are included in the Company's results of operations from the dates of acquisition and the purchase price is allocated to net identifiable assets, principally accounts receivable, fixed assets and inventory, with any excess allocated to goodwill and other intangible assets.

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

     On November 12, 1996, the Company acquired, in a merger transaction, Home Health Systems, Inc. ("HHSI"), a provider of durable medical equipment and infusion and respiratory therapy services with $8.2 million in net revenues for the twelve month period ended June 30, 1996 (the "HHSI Merger") and operations in New Jersey, Pennsylvania, Maryland and Illinois. The Company issued 455,000 shares of its Common Stock, net of shares that are treated similarly to treasury shares for accounting purposes, in exchange for all the issued and outstanding shares of HHSI. The HHSI Merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements and notes thereto have been restated to combine the accounts and operations of HHSI with those of the Company for all periods presented. Merger costs of $1.6 million resulting from this acquisition were recorded during fiscal 1997 and are reflected in the accompanying consolidated statement of income.

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

  Fiscal 1996 Acquisitions

     In May 1996, the Company acquired three companies in three separate transactions with approximately $8.9 million in aggregate net revenues for the twelve months ended June 30, 1995, for an aggregate purchase price of $5.2 million, the cash portion of which was funded through the Credit Facility.
These acquisitions were accounted for as purchases. Two of these acquisitions provided the Company with nursing services in the Tampa/St. Petersburg, Florida market and one provided mobile diagnostic services in the Tampa and Palm Harbor, Florida markets.

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

Results of Operations

     The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net revenues:


                                            Fiscal year ended June 30,
                                        ----------------------------------
                                           1995        1996        1997
                                        ----------  ----------  ----------
Net revenues............................    100.0 %     100.0 %     100.0 %
Operating costs and expenses:
    Patient care........................     50.5        48.2        47.8
    General and administrative..........     40.9        37.7        36.1
    Provision for doubtful accounts.....      2.7         3.6         5.6
    Depreciation........................      0.9         0.9         1.0
    Amortization........................      0.4         1.1         1.6
    Interest, net.......................      2.2         1.6         2.6
    Merger and other nonrecurring.......       -          1.0         2.0
                                            -----       -----       -----
Income from operations..................      2.4         5.9         3.3
    Provision for income taxes..........      1.2         2.5         1.4
                                            -----       -----       -----
Income before extraordinary item........      1.2         3.4         1.9
    Extraordinary item..................       -          1.2          -
                                            -----       -----       -----
Net income..............................      1.2 %       2.2 %       1.9 %
                                            =====       =====       =====


   Fiscal 1997 Compared with Fiscal 1996

     Net revenues. In fiscal 1997, net revenues increased to $150.2 million. This represented an increase of $54.4 million, or 57%, over fiscal 1996. Of this increase, $41.8 million, or 77%, was attributable to acquisitions completed since the beginning of the fourth quarter of fiscal 1996. The balance of the increase was due to internal growth of 16%, resulting from volume growth at existing branch locations. Net revenues from nursing and related patient services increased from $57.5 million in fiscal 1996 to $96.3 million in fiscal 1997, a 67% increase. Total Medicare nursing visits increased 101% to 873,000 visits in fiscal 1997. Total non-Medicare nursing hourly and visit volume increased 124% and 44%, respectively, to 980,000 hours and 173,000 visits, respectively, in fiscal 1997. Acquisitions, effective cross-selling of other services and increased referrals contributed to these volume increases. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased $15.6 million, or 41%, to $53.9 million for fiscal 1997 from $38.3 million in fiscal 1996 as a result of acquisitions, increased referrals and effective cross-selling of these services and products to the Company's nursing patients. Managed care organizations and other payors accounted for 37.8% and 38.7% of the Company's net revenues in fiscal 1996 and 1997, respectively. The Company expects revenues from managed care organizations to continue to increase. See "Forward Outlook and Risks."

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

     Provision for doubtful accounts. In fiscal 1997, the provision for doubtful accounts increased to $8.4 million. This represented an increase of $5.0 million, or 143%, over fiscal 1996. The provision for doubtful accounts increased from 3.6% to 5.6% as a percentage of net revenues in fiscal 1997. For financial reporting purposes, the Company historically has fully reserved accounts receivable exceeding an established number of days outstanding.
During the fourth quarter of fiscal 1997, the provision for doubtful accounts was $4.7 million, or 9.7% of net revenues. Of this amount, approximately $3.0 million was in addition to amounts historically reported as a percentage of net revenues. The $3.0 million of additional accounts receivable reserves was recorded to (i) comply with the Company's reserve policy and (ii) reflect management's estimate of potential further exposure. The additional reserve primarily resulted from a slow down in payments during the fourth quarter from a number of the Company's larger managed care payors and increasing attempts by them to deny payments for appropriate products and services furnished to their subscribers. Management believes that stronger controls, implementation of which is nearing completion, in the distribution of products and services and increased resources devoted to collection activities will reduce the provision for doubtful accounts as a percentage of net revenues to levels historically provided. Excluding the $3.0 million additional provision, the provision for doubtful accounts remained consistent as a percentage of net revenues at 3.6% in fiscal 1997. The Company expects revenues from managed care organizations to continue to increase. See "Forward Outlook and Risks."

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

Fiscal 1996 Compared with Fiscal 1995

     Net revenues.   In fiscal 1996, net revenues increased to $95.9 million.
This represented an increase of $31.7 million, or 49%, over fiscal 1995. Of this increase, $22 million, or 69%, was attributable to the acquisitions in fiscal 1996 and a full year of operations from the acquisitions in fiscal 1995 with the balance of the increase due to internal growth of 19%, resulting from volume growth at existing branch locations. Net revenues from nursing and related patient services increased from $42.3 million in fiscal 1995 to $57.5 million in fiscal 1996, a 35.9% increase. Total Medicare nursing visits increased 11% to 434,000 visits in fiscal 1996. Total non-Medicare nursing hourly and visit volume increased 17% and 24%, respectively, to 438,000 hours and 120,000 visits, respectively in fiscal 1996. Acquisitions, effective cross-selling of other services and increased referrals contributed to these volume increases. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased $16.5 million, or 75%, to $38.4 million from $21.8 million in fiscal 1995 as a result of effective cross-selling of these services to the Company's nursing patients, increased referrals and acquisitions. Managed care organizations and other payors accounted for 36.9% and 37.8% of the Company's net revenues in fiscal 1995 and

1996, respectively. The Company expects revenues from managed care organizations to continue to increase. See "Forward Outlook and Risks."

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

     Depreciation. In fiscal 1996, depreciation expense increased to $899,000. This represented an increase of $346,000, or 63%, over fiscal 1995. Of this increase, $278,000 was attributable to fixed assets acquired in connection with acquisitions with the remainder resulting from capital expenditures related to vehicles, management information systems and equipment in support of the Company's internal growth.

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

Quarterly Results

     The following table presents selected unaudited quarterly operating results for the Company for each of the four quarters in fiscal 1996 and 1997. The Company believes that the following information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Historically, the Company has experienced and expects to continue to experience lower same-store net revenues during the first fiscal quarter which ends on September 30 as compared with that of the immediately preceding quarter due to fewer referrals during the summer months. However, the results for the first quarter of fiscal 1997 do not reflect this seasonality because of the growth in volume following the acquisitions in fiscal 1996, in October 1995 and May 1996. Net income for the quarter ended September 30, 1996 did not increase proportionately to net revenues as a result of duplicative costs relating to the acquisitions which were not yet eliminated. The Company anticipates that the effects of seasonality will continue for the foreseeable future. Although the Company's net revenues tend to be affected by seasonality, quarterly revenues and profitability may also be affected by other factors, including internal growth. Results of operations for any period are not necessarily indicative of results of operations for the full fiscal year or predictive of future periods. See "Forward Outlook and Risks."

                                                                       Three Months Ended
                              Sept. 30,     Dec. 31,     Mar. 31,     June 30,      Sept.30,     Dec. 31,    Mar. 31,    June 30,
                                1995          1995         1996         1996          1996         1996        1997        1997
                                ----          ----         ----         ----          ----         ----        ----        ----
                                                         (in thousands, except  per share information)
Statement of income data:
Net revenues...............      $20,840      $23,304       $24,820      $26,913       $27,118     $32,967     $42,267     $47,880
Income (loss) before income
  taxes and extraordinary
  item.....................          719          625         1,983        2,362         2,217       1,121       2,527        (864)
Income (loss) before
  extraordinary item.......          403          341         1,162        1,388         1,354         689       1,567        (796)
Net income (loss)..........      $   403      $  (820)      $ 1,162      $ 1,388       $ 1,354     $   689     $ 1,567     $  (796)
                                 =======      =======       =======      =======       =======     =======     =======     =======
Net income (loss) per
  common and common
  equivalent share (1).....      $  0.10      $ (0.27)      $  0.14      $  0.16       $  0.16     $  0.08     $  0.18     $ (0.09)
                                 =======      =======       =======      =======       =======     =======     =======     =======

(1) Net income per common and common equivalent share for the quarter ended December 31,

    1995 is after an extraordinary item of $1.2 million. See "Results of Operations - Extraordinary Item." Net loss per common and common equivalent share before the extraordinary item was $0.08.

     During the quarter ended December 31, 1996, the Company recorded $1.6 million in merger costs as a result of the HHSI Merger. See "Results of Operations - Merger and Other Nonrecurring."

     During the quarter ended March 31, 1997, the Company wrote-off deferred costs aggregating $300,000 related to an offering to sell shares of the Company's common stock through a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 1, 1996 and withdrawn on December 30, 1996. See "Results of Operations - Merger and Other Nonrecurring."

     During the quarter ended June 30, 1997, the Company recorded a $1.1 million nonrecurring charge reflecting the Company's contractual obligations under employment agreements to make payments to certain former owners of acquired businesses, who are no longer involved in operations of the Company. See "Results of Operations - Merger and Other Nonrecurring." Additionally, during this quarter, the Company recorded a reserve for doubtful accounts, in addition to amounts historically recorded as a percentage of net revenues, of $3.0 million. See "Results of Operations - Provision for Doubtful Accounts."

Liquidity and Capital Resources

     Consistent with its growth strategy, the Company has significantly expanded its operations over the past three years through a combination of internal expansion and acquisitions. Historically, this growth has been principally financed through borrowings under the Credit Facility, installment notes and stock issued to sellers in connection with acquisitions and through the Offering.

     In November 1995, the Company sold 3.7 million shares of Common Stock in the Offering raising net proceeds of $24.5 million which were used principally to repay the bridge financing incurred in connection with the Tampa Acquisition, certain senior subordinated indebtedness, a portion of the debt incurred under the Credit Facility and to redeem preferred stock issued in connection with the Tampa Acquisition and other preferred stock issued in 1992. Additionally, the Company received proceeds aggregating $300,000 and $31,000 from the exercise of options and warrants during fiscal 1996 and 1997, respectively.

     Working capital increased to $43.2 million at June 30, 1997 from $20.3 million at June 30, 1996, an increase of $22.9 million. Approximately $9.7 million of this increase was due to the acquisitions in fiscal 1997. The remainder primarily resulted from a $14.2 million increase in accounts receivable, net of receivables recorded by the companies acquired in fiscal 1997, and a $2.7 million reduction in current liabilities at branch locations existing prior to the acquisitions in fiscal 1997. The growth in net revenues during fiscal 1997 was accompanied by an increase in accounts receivable. Accounts receivable increased by $28.4 million, or 101%, to $56.4 million at the end of fiscal 1997 from $28.0 million at the end of fiscal 1996. This increase was principally due to acquisitions and internal growth. Days net revenues outstanding decreased slightly from 93 to 92 in fiscal 1997. Cash provided by operating activities was $532,000 for fiscal 1995. Cash used in operating activities was $2.6 million and $14.3 million for fiscal 1996 and 1997, respectively, and was primarily attributable to the increases in accounts receivable. The Company expects to continue to acquire home health care businesses. Cash flow from operations from acquisitions may be adversely affected if delays are encountered in obtaining required Medicare provider numbers or licenses or in meeting other payor requirements. In addition, in acquisitions in which accounts receivable are not purchased, the Company is required to fund the working capital requirements of the acquired business until cash collections become adequate for such purpose. See "The Company - Government Regulations."

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

     On March 13, 1997, the Company amended the Credit Facility to increase available borrowings from $50 to $100 million, to be used for acquisitions, working capital and other general corporate purposes. Additionally, on September 26, 1997, certain financial covenants under the Credit Facility were amended. On September 30, 1997, the Company had $27.9 million of unused commitment for working capital and acquisitions under the Credit Facility.

     On September 19, 1997, the Company obtained a commitment from its existing syndicate of lenders to amend the Credit Facility to increase available borrowings from $100 million to $125 million, to be used in part to refinance approximately $14.0 million of debt to be assumed in connection with the USHO Acquisition and approximately $3.0 million of expenses to be incurred in connection with the acquisition. The amendment will require that $40 million of existing indebtedness under the Credit Facility convert to a six-year amortizing term loan with increasing amortization beginning in the fourth quarter of fiscal 1998. The amendment will also (i) require that 50% of excess cash flow, as defined, be used to reduce the term loan, (ii) amend certain financial covenants and (iii) increase the maximum interest rate on borrowings under the Credit Facility by 12.5 basis points.

     Management anticipates the Company's available lines of credit and cash flow generated from operations will be adequate to enable the Company to fund its operations, capital expenditures and anticipated internal growth for at least the next twelve months. Despite the amount of unused commitment under the Credit Facility, there is no assurance the Company can continue to acquire businesses consistent with the size and number of acquisitions completed through May of fiscal 1997, due to, among other factors, limitations on access to additional funds which may be imposed by the Credit Facility financial covenants.

Impact of Inflation

     A substantial portion of the Company's net revenues is subject to reimbursement rates which are regulated by the federal and state governments or through contractual arrangements and do not automatically adjust for inflation. These reimbursement rates are adjusted periodically based upon certain factors, including legislation and executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services, but in the past have had little relationship to the actual cost of doing business. Additionally, the Company continues to experience pricing pressure from managed care and other payors. See "Forward Outlook and Risks." As a result, to the extent that inflation occurs in the future, the Company will unlikely be able to pass on all of the increased costs associated with providing home health services to customers insured by government, managed care or other payors.

New Accounting Pronouncements

     See the Company's consolidated financial statements and notes thereto for information relating to the impact on the Company of new accounting pronouncements.

Forward Outlook and Risks

     The Company provides the following information regarding important factors which, among others, could cause future results to differ materially from (i) historical trends, or (ii) any forward-looking statements, expectations and assumptions expressed or implied herein.

          Medicare Reimbursement. Currently, Medicare reimburses participating Medicare-certified home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits which vary according to geographic regions of the country.

     The Company operates eleven Medicare-certified home health agencies, of which seven receive PIPs from the Medicare program for services provided. PIPs are biweekly payments, the amounts of which are reviewed quarterly to reflect increases or decreases in the volume of nursing services provided. Because PIPs are paid biweekly, the arrangement has a substantially more favorable effect on the Company's cash flow than other payment arrangements. The Medicare program is scheduled to discontinue PIPs effective for the Company's cost reporting period beginning July 1, 2000. This change could result in a material adverse effect on the Company's cash flow.

     The Budget Act requires HCFA to implement the PPS for home health agencies by October 1, 1999, with up to a four-year phase-in period. Prospective rates determined by HHS would reflect a 15% reduction to the cost limits and per-patient limits in place as of September 30, 1999. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any level of certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the PPS. There can be no assurances that such reimbursement rates would cover the costs incurred by the Company to provide home nursing services.

     Until PPS takes effect on October 1, 1999, the Budget Act establishes the IPS that provides for the lowering of reimbursement limits for home health visits. As amended, cost limit increases for fiscal 1995 and 1996 will be eliminated. In addition, for cost reporting periods beginning on October 1, 1997, home health agencies cost limits will be determined as the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. The new cost limits will apply to the Company for the cost reporting period beginning July 1, 1998, except for the Company's Medicare-certified home health agency located in Texas, for which the new cost limits will apply for the cost reporting period beginning January 1, 1998. For cost reporting periods beginning after October 1, 1997, the Budget Act requires a home health agency to submit claims for payment for home health services only on the basis of the geographic location at which the service was furnished. HCFA has publicly expressed concern that some home health agencies are billing for services from administrative offices in locations with higher per-visit cost limitations than the cost limitations in effect in the geographic location of the home health agency furnishing the service. The Company is unable to determine the effect of the IPS or the reimbursement impact resulting from payments for services based upon geographic location until HCFA finalizes related regulatory guidance. Any resultant reduction in the Company's cost limits could have a material adverse effect on the Company's financial condition or results of operations. However, until regulatory guidance is issued, the effect of such reductions cannot be predicted with any level of certainty.

     The Budget Act provides for a 25% reduction in home oxygen reimbursement from the 1997 fee schedule effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions is a freeze on consumer price index updates for the next five years. Approximately 5.8% of the Company's current net revenues are derived from reimbursement of oxygen services. This reduction in oxygen reimbursement could have a material adverse effect on the Company's financial condition or results of operations.

     Various other provisions of the Budget Act may have an impact on the Company's business and results of operations. Venipuncture will no longer be a covered skilled nursing home care service unless it is performed in connection with other skilled nursing services. The Company is currently assessing the potential impact of this provision, however, the effect of such reductions cannot be predicted with any level of certainty at this time. Additionally, the

Company will be required to have surety bonds of at least $50,000 for each Medicare-certified nursing agency and medical equipment company. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. The impact of these reimbursement changes could have a material adverse effect on the Company's financial condition or results of operations. However, this impact cannot be predicted with any level of certainty at this time.

     In addition to the impact on health care reimbursement resulting from the Budget Act, other changes have been announced in a federal policy which may adversely impact the Company's operations. HCFA has recently required branch offices to be redesignated as separate providers and to obtain separate licensure and separate provider agreements. Such redesignation generally results in additional costs to the Medicare home health agency which are necessary to comply with the related licensure requirements. On September 15, 1997, President Clinton related in a speech before the Service Employees International Union that there will be a six-month waiting period on certifying new home health agencies. It is unclear what effect this six-month waiting period would have on redesignated branch offices or on the Company's business, generally.

     Pricing Pressures. Medicare, Medicaid and other payors, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While the Company's net revenues from managed care organizations have increased and are expected to continue to increase, payments per visit from managed care organizations typically have been lower than cost-based reimbursement from Medicare and reimbursement from other payors for nursing and related patient services, resulting in reduced profitability on such services. In addition, payors and employer groups are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's financial condition or results of operations.

     Reimbursement Payments. The Company is paid for its services by Medicare, Medicaid, managed care organizations and other third-party payors. Reimbursement from Medicare and Medicaid for certain services is subject to audit and retroactive adjustment. Retroactive adjustments made to prior-year cost reports could have a material adverse effect on the Company's financial condition or results of operations. In addition, the home health care industry is generally characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third party payors. The Company has recently experienced an increase in the length of time required to collect receivables owed by managed care organizations. In the fourth quarter of fiscal 1997, the Company added approximately $3.0 million to its account receivable reserve in addition to amounts historically reported as a percentage of net revenues. See "Results of Operations - Provision For Doubtful Accounts." While management of the Company believes that ongoing implementation of stronger controls in the distribution of products and services and devoting increased resources to collection activities will allow for a reduction of the Company's provision for doubtful accounts to historical levels, there can be no assurance that management's efforts to obtain timely payment for the Company's products and services will be successful. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations could have a material adverse effect on the Company's financial condition or results of operations.

     Regulatory Change. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and will continue to propose and adopt legislation effecting fundamental changes in the health care delivery system. Legislative debate regarding changes to the health care delivery system and payment systems is expected to continue in the future. Although the recently passed Budget Act contains numerous changes in reimbursement to health care providers and is expected to have a significant impact on the health care industry, additional changes may occur in the future. The level of net revenues and profitability of the Company, like those of other health care providers, will also be affected by the continuing efforts of other payors to contain or reduce the costs of health care by lowering reimbursement rates, slowing payment for services provided, increasing case management review of services and negotiating reduced contract pricing and capitation arrangements.

     Potential Risks Associated with Acquisitions. The Company seeks to establish and increase market share through acquisitions in existing and new markets. The Company evaluates potential acquisition candidates that would complement or expand its current services. In attempting to make acquisitions, the Company competes with other providers, some of which have greater financial resources than the Company. In addition, since the consideration for acquired businesses may involve cash, notes or the issuance of shares of common stock, options or warrants, existing stockholders may experience dilution in the value of their shares of common stock in connection with such acquisitions. There can be no assurance that the Company will be able to successfully negotiate, finance or integrate any such acquisitions. Acquisitions involve numerous short- and long-term risks, including loss of referral sources, diversion of management's attention, failure to retain key personnel, loss of net revenues of the acquired companies, inability to integrate acquisitions (particularly management information systems) without material disruptions and unexpected expenses, the possibility of the acquired businesses becoming subject to regulatory sanctions, potential undisclosed liabilities and the continuing value of acquired intangible assets. Management currently believes that acquisition candidates meeting the criteria of its acquisition strategy will continue to be identified in fiscal 1998 and certain of these candidates will be acquired by the Company. On September 26, 1997, the Company entered into a definitive agreement for the acquisition through merger of USHO, a provider of paraprofessional and professional home health care services, including nursing care, personal care and other specialized therapies. The USHO Acquisition is expected to be accounted for as a pooling of interests and is expected to close by December 31, 1997. However, there can be no assurance that any given acquisition will be consummated, or if consummated, will not materially adversly affect the Company's financial condition or results of operations. Additionally, because of matters discussed herein that may be beyond the control of the Company and the emerging trend of other health care providers, such as long-term care providers, seeking to acquire home health care businesses, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms.

     USHO Acquisition. The USHO Acquisition involves the integration of two companies that have previously operated independently. There can be no assurance that the Company will not experience difficulties in integrating the operations of the Company and USHO or that any benefits expected to result from such integration will be realized. The New York State Department of Health requires that its approval be obtained prior to a change of ownership such as the change in ownership of USHO which will occur upon consummation of the USHO Acquisition. While the Company has submitted an application to obtain the required licenses and approvals to acquire USHO, the Company is required to consummate the USHO Acquisition regardless of whether it has obtained such licenses and approvals prior to closing if all other conditions to the Company's obligations to consummate the USHO Acquisition have been satisfied as of such time. Although the Company has no reason to believe that its application for the required licenses and approvals from the New York regulatory authorities will be denied, the failure of the Company to obtain such licenses and approvals could materially adversely affect the Company's financial condition or results of operations. Additionally, there can be no assurance that the USHO Acquisition will ultimately be consummated. Any delays or unexpected costs incurred in connection with consummation of the USHO Acquisition or integration of the two companies could have a material adverse effect on the Company's financial condition or results of operations.

     Potential Risks Associated with Geographic Expansion. In pursuing its growth strategy, the Company intends to expand its operations into new geographic markets. For example, upon consummation of the USHO Acquisition, the Company will acquire operations in New York City, upstate New York and Connecticut. When entering new geographic markets, the Company generally seeks to increase its net revenues by establishing relationships with new referral sources or increasing business with existing referral sources and will be reliant to a large extent on local management, who have important relationships with local referral sources. In addition, the Company will be required to comply with laws and regulations of states that differ from those in which the Company currently operates, and may face competitors with greater knowledge of such local markets. There can be no assurance that, if the USHO Acquisition or other acquisitions are consummated, the Company will be able to increase its net revenues through new or existing referral sources or otherwise effectively compete in new geographic markets in which these companies operate.

     Risks Related to Goodwill. At June 30, 1997, the Company's total assets were approximately $153.3 million, of which approximately $68.2 million, or approximately 44.5% of total assets, was goodwill resulting from acquisitions. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that the value of such goodwill will be realized by the Company. This goodwill is being amortized on a straight-line basis over 20 to 25 years. The Company evaluates on a regular basis whether events and circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at June 30, 1997 the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial condition or results of operations.

     Internal Growth Rates. The Company is a leading provider of comprehensive home health care services, delivering nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment from 61 current branch locations in ten states. Since fiscal 1994, the Company generated a compound annual growth rate in net revenues of 47.6% through a combination of acquisitions and internal growth. The Company experienced internal growth rates in net revenues of 29%, 19% and 16% for fiscal years 1995, 1996 and 1997, respectively. The Company's internal growth in net revenues was primarily the result of cross-selling its services and products, expanding the range of services and products offered, increasing patient referrals, particularly from managed care organizations, and increasing cost-based Medicare reimbursement resulting primarily from increased costs. However, because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that the Company can increase or maintain the internal growth rates at levels experienced in previous years.

     Management of Rapid Growth. The Company has experienced rapid growth in its business and number of employees through acquisition and internal growth. Continued rapid growth may impair the Company's ability to efficiently provide its home health care services and products and to adequately manage its employees. While the Company is taking steps to manage its rapid growth, future results of operations could be materially adversely affected if it is unable to do so effectively.

     Competition. The home health care industry is highly competitive and includes national, regional and local providers. The Company competes with a large number of companies in all areas in which its operations are located. The Company's competitors include major national and regional companies, hospital-based programs, numerous local providers and nursing agencies. Some current and potential competitors have or may obtain significantly greater financial and marketing resources than the Company. Accordingly, other companies, including managed care organizations, hospitals, long-term care providers and health care providers that currently are not serving the home health care market, may become competitors. As a result, the Company could encounter increased competition in the future that may limit its ability to maintain or increase its market share or otherwise materially adversely affect the Company's financial condition or results of operations.

     Regulatory Environment. As a provider of services under Medicare and Medicaid, the Company is subject to extensive regulation at both the federal and state level. At the federal level, such laws include (i) the Anti-Kickback Statute, which generally prohibits the offer, payment, solicitation or receipt of any remuneration in return for the referral of items or services paid for in whole or in part under the Medicare or Medicaid programs, (ii) the Federal False Claims Act which prohibits the submission for payment to the federal government of fraudulent claims, and (iii) the law known as "Stark II," which generally prohibits referrals by a physician to providers of "designated health services" where the physician has a financial relationship with the provider. "Designated health services" under Stark II include home health care services and products provided by the Company. Violations of theses provisions may result in civil and criminal penalties, loss of licensure and exclusion from participation in the Medicare and Medicaid programs. Many states have also adopted statutes and regulations in various forms which prohibit provider referrals to an entity in which the provider has a financial interest, remuneration or fee-splitting arrangements between health care providers for patient referrals and other types of financial arrangements with health care providers. Sanctions for violations of these state regulations include loss of licensure and civil and criminal penalties. See "The Company-Governmental Regulations-Fraud and Abuse Laws."

     The federal government, private insurers and various state enforcement agencies have increased their scrutiny of provider business practices and claims, particularly in the areas of home health care services and products in an effort to identify and prosecute parties engaged in fraudulent and abusive practices. In May 1995, the Clinton Administration instituted ORT, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies. ORT, which initially focused on companies located in California, Florida, Illinois, New York and Texas, the states with the largest Medicare populations, has been expanded to all fifty states. While the Company believes that it is in material compliance with such laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such laws, as such laws ultimately may be interpreted.

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

     Permits and Licensure. The federal government and all states regulate various aspects of the home health care industry. Such regulations include federal and state laws covering the dispensing of drugs and the operation of pharmacies, as well as state laws which may impose licensure requirements on home health care agencies and on certain types of health care practitioners employed by the Company. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could materially adversely affect the Company's financial condition or results of operations. There can be no assurance that either the states or the federal government will not change current interpretations of existing regulations or impose additional regulations upon the Company's activities which might adversely affect its financial condition or results of operations.

     Dependence on Relationships with Referral Sources. The growth and profitability of the Company depends on its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians and other health care professionals. Managed care organizations, which are exerting an increasing amount of influence over the health care industry, have been consolidating to enhance their ability to impact the delivery of health care services. As managed care organizations have increased and continue to increase their market share in regions in which the Company operates, these organizations have become and will continue to become increasingly important to the Company as referral sources. From fiscal 1995 to fiscal 1997, the Company's net revenues derived from managed care organizations increased from 36.9% to 38.7%. There can be no assurance that the Company will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant existing referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's financial condition or results of operations.

     Geographic Concentration. Approximately $57.5 million, or 38.3%, of the Company's net revenues in fiscal 1997 were derived from the Company's operations in Florida and approximately $95.4 million, or 63.5%, of the Company's net revenues in fiscal 1997 were derived from the Company's operations in Florida and Pennsylvania. Unless and until the Company's operations become more diversified geographically (as a result of acquisitions or internal expansion), adverse economic, regulatory, or other developments in Florida, Pennsylvania or, if the USHO Acquisition is consummated, New York, could have a material adverse effect on the Company's financial condition or results of operations.

     Potential Volatility in Stock Price. Over the past year, the Company's stock price has been subject to some volatility. If net revenues or earnings fail to meet expectations of the investment community, or if the Company announces other information that may be deemed to be negative by the investment community, such as the issuance of additional common stock, or other changes in the Company's capital structure, there could be an immediate and significant adverse impact on the trading price for the Company's common stock. Regardless of the Company's performance, broad market fluctuations and general economic or political conditions as well as health care-related market announcements from time to time may also adversely affect the price of the Company's stock. As a result, changes in the Company's stock price can be sudden and unpredictable.

     Quarterly Fluctuations in Operating Results. Results of operations for any quarter are not necessarily indicative of results of operations for any future period or for a full fiscal year. The Company has experienced and expects to continue to experience lower same-store net revenues during the first fiscal quarter which ends on September 30 as compared to the immediate preceding quarter due to fewer referrals during the summer months. However, the results for the first quarter of fiscal 1997 do not reflect this seasonality due to the growth in volume following the acquisitions in fiscal 1996, October 1995 and May 1996. Net income for the quarter ended September 30, 1997 did not increase proportionately to net revenues as a result of duplicative costs relating to the acquisitions which were not yet eliminated. The Company anticipates that the effects of seasonality will continue for the foreseeable future. See "Quarterly Results."

     Dependence on Key Personnel. The Company's success is highly dependent on its President, Chief Executive Officer and Chairman of the Board, Bruce J. Feldman and a number of its other key management and professional personnel.
The loss of one or more of these personnel could have a material adverse effect on the Company's financial condition or results of operations. The Company's success will also depend in part on its ability to attract and retain additional qualified management and professional personnel. Competition for such personnel in the home health care industry is strong. There can be no assurance that the Company will be successful in attracting or retaining the personnel it requires.

     Potential Liability. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with both per-occurrence and annual aggregate coverage limits of $1.0 million and $2.0 million, respectively. In addition, the Company has an umbrella liability or "excess" policy with a single limit of $10.0 million for any one occurrence in excess of certain minimum amounts. The umbrella policy excludes professional liability. The Company maintains a health care agency professional liability insurance policy with limits of $4.0 million per claim and an annual aggregate limit of $6.0 million. Health care professionals with whom the Company has contracted must provide evidence that they carry at least $1.0 million of insurance coverage, although there is no assurance that such providers will continue to do so, or that such insurance is, or will continue to be, adequate or available to protect the Company, or that the Company will not have liability independent of that of such providers and/or their insurance coverage. While the Company believes that it has adequate insurance coverage, there can be no assurance that any such insurance will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings (including any related judgments, settlements or costs) or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. Any judgments, settlements or costs relating to pending or future legal proceedings which are not covered by insurance could have a material adverse effect on the Company's results of operations or financial condition.

     Potential Effect of Anti-Takeover Provisions; Issuance of Preferred Stock. Certain provisions of the Pennsylvania Business Corporation Law, the Company's Amended Articles of Incorporation and the Company's Restated Bylaws, such as a staggered board of directors and limitations on stockholder actions and proposals, may have the effect of discouraging, delaying or preventing a change of control of the Company which could adversely affect the market price of the Company's common stock. In addition, the Company's board of directors has the authority to issue shares of preferred stock without shareholder approval and upon such terms as the board of directors may determine. While the Company has no present plans to issue any shares of preferred stock, the rights of the holders of the Company's common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS


Home Health Corporation of America, Inc. and Subsidiaries                     Page
                                                                              ----
   Report of Independent Accountants                                          46

   Financial Statements:
   Consolidated Balance Sheets as of June 30, 1996 and 1997                   47

   Consolidated Statements of Income for the fiscal years ended June 30,
      1995, 1996 and 1997                                                     48

   Consolidated Statements of Cash Flows for the fiscal years ended
      June 30, 1995, 1996 and 1997                                            49

   Consolidated Statements of Stockholders' Equity for the fiscal years
      ended June 30, 1995, 1996 and 1997                                      50

   Notes to Consolidated Financial Statements                                 52

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



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 29, 1997, except for Note 13, for which the date is September 26, 1997

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                      June 30,   June 30,
                 ASSETS                                 1996       1997
                 ------                               --------   --------
Current assets:
 Cash and cash equivalents..........................   $ 1,695   $    464
 Accounts receivable, net of allowance for doubtful
  accounts of $5,656 and $10,847, respectively......    28,042     56,410
 Inventories........................................     1,583      3,262
 Prepaid expenses and other.........................     1,183      2,018
 Income taxes receivable............................         -        593
 Deferred income taxes..............................       925      1,973
                                                       -------   --------
     Total current assets...........................    33,428     64,720
Property and equipment, net.........................     8,945     18,261
Goodwill, net of accumulated amortization of $1,123
 and $3,347, respectively...........................    26,540     68,202
Other assets, net...................................     1,062      2,080
                                                       -------   --------
     Total assets...................................   $69,975   $153,263
                                                       =======   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Current maturities of long-term debt...............   $ 3,688   $  6,263
 Accounts payable...................................     3,135      5,705
 Accrued salaries and related employee benefits.....     2,418      4,788
 Other current liabilities..........................     3,181      4,760
 Income taxes payable...............................       660          -
                                                       -------   --------
     Total current liabilities......................    13,082     21,516
Long-term debt, net of current portion..............    16,287     78,793
Other liabilities...................................     1,054      1,109
Deferred income taxes...............................       160      1,273
Common stock, redeemable, no par value, 100 shares
 issued and outstanding, stated at redemption value
 of $5.00 per share.................................       500          -
Preferred stock, $.01 par value, 10 shares
 authorized, 10 shares issued and outstanding,
 convertible into 10 shares of common stock or
 $1,250 upon mandatory redemption on July 13, 1996..     1,244          -
Stockholders' equity:
 Preferred stock (undesignated), no par value,
  10,000 shares authorized; no shares issued
  and outstanding...................................         -          -
 Common stock, no par value, 20,000 shares
  authorized; 8,075 and 9,221 shares issued, 8,075
  and 9,129 outstanding at 1996 and 1997,
  respectively......................................    33,725     43,927
 Additional paid-in capital.........................       104          -
 Retained earnings..................................     3,837      6,645
                                                       -------   --------
                                                        37,666     50,572
 Stock subscriptions receivable.....................       (18)         -
                                                       -------   --------
     Total stockholders' equity.....................    37,648     50,572
                                                       -------   --------
       Total liabilities and stockholders' equity...   $69,975   $153,263
                                                       =======   ========

                    The accompanying notes are an integral
                part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                             Year ended June 30,
                                                      -------------------------------
                                                          1995       1996      1997
                                                          ----       ----      ----
Net revenues........................................   $ 64,149   $ 95,878  $ 150,232

Operating costs and expenses:
  Patient care......................................     32,378     46,212     71,818
  General and administrative........................     26,245     36,100     54,254
  Provision for doubtful accounts...................      1,727      3,464      8,431
  Depreciation......................................        553        899      1,524
  Amortization......................................        244      1,021      2,346
  Interest, net.....................................      1,451      1,579      3,849
  Merger and other nonrecurring.....................          -        913      3,009
                                                      ---------   --------  ---------
    Total operating costs and expenses..............     62,598     90,188    145,231
                                                      ---------   --------  ---------

Income before income taxes and extraordinary item...      1,551      5,690      5,001

Provision for income taxes..........................        793      2,396      2,187
                                                      ---------   --------  ---------

Income before extraordinary item....................       758      3,294      2,814

  Extraordinary loss on debt redemption, net........         -      1,161          -
                                                      ---------   --------  ---------

    Net income......................................  $     758   $  2,133  $   2,814
                                                      =========   ========  =========

Other data, including per share data:
  Income available to common stockholders,
   before extraordinary item........................  $     635   $  2,390  $   2,808
                                                      =========   ========  =========

  Income per common and common equivalent
   share, before extraordinary item.................  $    0.17   $   0.36  $    0.32
                                                      =========   ========  =========

  Net income available to common stockholders,
   after extraordinary item.........................  $     635   $  1,229  $   2,808
                                                      =========   ========  =========

  Net income per common and common equivalent
   share, after extraordinary item..................  $    0.17   $   0.18  $    0.32
                                                      =========   ========  =========

  Weighted average shares used in computing net
   income per common and common equivalent share....      3,676      6,653      8,673
                                                      =========   ========  =========

                    The accompanying notes are an integral
                part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                 Year ended June 30,
                                                                       ---------------------------------------
                                                                             1995        1996        1997
                                                                             ----        ----        ----
Cash flows provided by (used in) operating activities:
   Net income ..........................................................   $    758    $  2,133    $  2,814
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and other ..............................      1,431       3,195       6,210
     Provision for doubtful accounts ...................................      1,727       3,464       8,431
     Write-off of bridge financing note payable discount ...............       --           405        --
     Write-off of deferred financing fees ..............................       --           200        --
     Loss on debt redemption ...........................................       --         1,161        --
     Forgiveness of management loan ....................................         19          18          18
     Deferred income taxes .............................................       (523)        (28)         65
     Distributed earnings from joint venture ...........................        195        --          --
     Write-off of deferred offering costs ..............................       --          --           300
   Net changes in certain assets and liabilities, net of acquisitions:
     Accounts receivable ...............................................     (6,518)    (12,085)    (27,550)
     Inventories .......................................................        372        (452)       (438)
     Prepaid expenses and other ........................................       (206)       (221)       (216)
     Accounts payable, accrued expenses and other ......................      2,210        (712)     (2,801)
     Income taxes payable ..............................................      1,067         276      (1,173)
                                                                           --------    --------    --------
        Net cash flows provided by (used in) operating activities ......        532      (2,646)    (14,340)
                                                                           --------    --------    --------

Cash flows used in investing activities:
   Purchases of property and equipment .................................     (1,749)     (3,346)     (3,789)
   Cash paid for acquisitions, net of cash acquired ....................     (4,993)    (15,693)    (37,542)
   Increase in other, net ..............................................        126        (399)       (979)
                                                                           --------    --------    --------

        Net cash flows used in investing activities ....................     (6,616)    (19,438)    (42,310)
                                                                           --------    --------    --------

Cash flows provided by (used in) financing activities:
   Proceeds from long-term debt ........................................     22,804      23,730      60,277
   Repayments of long-term debt ........................................    (17,268)    (15,591)     (4,602)
   Proceeds from bridge financing ......................................       --        13,000        --
   Repayment of bridge financing .......................................       --       (13,000)       --
   Repayment of debt with Offering proceeds ............................       --        (9,984)       --
   Payment of deferred financing fees ..................................       (196)       (200)       (287)
   Repayment of  preferred stock and preferred stock dividends .........        (60)       (607)       --
   Repurchase of common stock warrant ..................................       (200)       --          --
   Proceeds from issuance of common stock ..............................          2      24,778          31
                                                                           --------    --------    --------

        Net cash flows provided by financing activities ................      5,082      22,126      55,419
                                                                                       --------    --------
Net increase (decrease) in cash and cash equivalents ...................     (1,002)         42      (1,231)
Cash and cash equivalents, beginning of year ...........................      2,655       1,653       1,695
                                                                           --------    --------    --------
Cash and cash equivalents, end of year .................................   $  1,653    $  1,695    $    464
                                                                           ========    ========    ========


  The accompanying notes are an integral part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                                             Additional
                                         Class A                   Class B              Common Stock,         Paid-in
                                       Common Stock             Common Stock               no par             Capital
                                   --------------------     --------------------    --------------------    ------------
                                    Shares      Amount       Shares      Amount      Shares      Amount
                                   --------    --------     --------    --------    --------    --------
Balance July 1, 1994  ...........     1,098    $    110        1,459    $    146         185          --        $  1,392
Preferred stock
 dividends ......................        --          --           --          --          --          --              --
Issuance of Class B
 common stock ...................        --          --           67           7          --          --             267
Repurchase of
 warrants .......................        --          --           --          --          --          --            (200)
Exercise of stock
 options ........................        --          --           10           1          --          --               1
Forgiveness of
 shareholder loan ...............        --          --           --          --          --          --              --
Issuance of warrants in
 connection with
 subordinated note
 payable ........................        --          --           --          --          --          --             934
Net income ......................        --          --           --          --          --          --              --
                                   --------    --------     --------    --------    --------    --------        --------
Balance June 30,
 1995 ...........................     1,098         110        1,536         154         185          --           2,394
Exercise of warrants ............                                194          19                                      22
Issuance of warrants
 in connection with
 Bridge financing ...............        --          --           --          --          --          --           1,192
Recapitalization ................    (1,098)       (110)      (1,730)       (173)      3,465       4,713          (3,504)
Issuance of common
 stock in Offering ..............        --          --           --          --       3,693      24,547              --
Conversion  of
 subordinated note to
 common stock ...................        --          --           --          --         400       3,000              --
Write-off of Series C
 preferred stock
 discount .......................        --          --           --          --          --          --              --
Exercise of warrants ............        --          --           --          --         204         125              --

                                                                           Stock
                                           Retained      Treasury      Subscriptions
                                           Earnings       Stock         Receivable        Total
                                          ----------    ----------    --------------    ---------
Balance July 1, 1994  ...........           $  1,972      $   (291)         $    (55)    $  3,274
Preferred stock
 dividends ......................               (123)           --                --         (123)
Issuance of Class B
 common stock ...................                 --            --                --          274
Repurchase of
 warrants .......................                 --            --                --         (200)
Exercise of stock
 options ........................                 --            --                --            2
Forgiveness  of
 shareholder loan ...............                 --            --                19           19
Issuance of warrants
 in connection with
 subordinated note
 payable ........................                 --            --                --          934
Net income ......................                758            --                --          758
                                          ----------    ----------    --------------    ---------
Balance June 30,
 1995 ...........................              2,607          (291)              (36)       4,938
Exercise of warrants ............                                                              41
Issuance of warrants
 in connection with
 Bridge financing ...............                 --            --                --        1,192
Recapitalization ................                 --           291                --        1,217
Issuance of common
 stock in Offering ..............                 --            --                --       24,547
Conversion  of
 subordinated note to
 common stock ...................                 --            --                --        3,000
Write-off of Series C
 preferred stock
 discount .......................               (786)           --                --         (786)
Exercise of warrants ............                 --            --                --          125

                                   Continued

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                                (in thousands)

                                                                                             Additional
                         Class A                   Class B              Common Stock,          Paid-in
                       Common Stock             Common Stock                no par             Capital
                   ---------------------    ----------------------   ---------------------   -----------
                    Shares       Amount      Shares        Amount     Shares     Amount
                   --------     --------    --------      --------   --------   --------
Preferred stock
 dividends ......      -            -           -             -          -          -            -
Exercise of
 stock options ..      -            -           -             -           27         65          -
Issuance of
 common stock
 for acquisitions      -            -           -             -          101      1,275          -
Forgiveness of
 shareholder
 loan ...........      -            -           -             -          -          -            -
Net income ......      -            -           -             -          -          -            -
                    ------       ------      ------        -------     -----    -------       -------
Balance June 30,
 1996 ...........      -            -           -             -        8,075     33,725          104
Preferred stock
 dividends ......      -            -           -             -          -          -            -
Exercise of
 stock options ..      -            -           -             -           23         31          -
Issuance of
 common stock
 for acquisitions      -            -           -             -          661      6,379          -
Forgiveness of
 shareholder
 loan ...........      -            -           -             -          -          -            -
Exchange of
 preferred shares
 for common
 stock ..........      -            -           -             -           81      1,250          -
Conversion of
 notes to common
 stock ..........      -            -           -             -          189      2,042         (104)
Expiration of
 redemption
 requirement ....      -            -           -             -          100        500          -
Net income ......      -            -           -             -          -          -            -
                    ------       ------      ------        -------     -----    -------       -------

Balance June 30,
 1997 ...........      -            -           -             -        9,129    $43,927          -
                    ======       ======      ======        =======     =====    =======       =======
                                                    Stock
                    Retained         Treasury    Subscriptions
                    Earnings           Stock      Receivable         Total
                   ----------        --------    -------------      --------
Preferred stock
 dividends ......     (117)               -              -             (117)
Exercise of
 stock options ..      -                  -              -               65
Issuance of
 common stock
 for acquisitions      -                  -              -            1,275
Forgiveness of
 shareholder
 loan ...........      -                  -               18             18
Net income ......    2,133                -              -            2,133
                   -------              -----      ----------       -------
Balance June 30,
 1996 ...........    3,837                -              (18)        37,648
Preferred stock
 dividends ......       (6)               -              -               (6)
Exercise of
 stock options ..      -                  -              -               31
Issuance of
 common stock
 for acquisitions      -                  -              -            6,379
Forgiveness of
 shareholder
 loan ...........      -                  -               18             18
Exchange of
 preferred shares
 for common
 stock ..........      -                  -              -            1,250
Conversion of
 notes to common
 stock ..........      -                  -              -            1,938
Expiration of
 redemption
 requirement ....      -                  -              -              500
Net income ......    2,814                -              -            2,814
                   -------              -----      ----------       -------
Balance June 30,
 1997 ...........  $ 6,645                -              -          $50,572
                   =======              =====      ==========       =======

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

     Net Revenues

       The Company is paid for its services primarily by Medicare, managed care companies, commercial insurance companies, state Medicaid programs and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third-party payment arrangements are recorded when the services are rendered. Payments received by the Company under Medicare and Medicaid programs are based upon reimbursement of reasonable cost or a predetermined specific fee structure. Reimbursable costs

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
differing from the Company's preliminary authorized payment rates for nursing services under the Medicare and Medicaid programs are recognized as receivables
or payables in the period in which the costs are incurred.   Adjustments to
reimbursable costs resulting from settlements of third-party payor cost reports are recognized in the period of settlement. Approximately 63%, 62% and 61% of the Company's net revenues in fiscal 1995, 1996 and 1997, respectively, are from participation in Medicare and state Medicaid programs.

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

       Other assets principally consist of amounts relating to deferred financing costs, the noncurrent portion of the workers compensation trust assets, deposits and other intangibles arising

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES from acquisitions. Deferred financing costs are amortized on a straight-line basis over the life of the financing agreement, generally three years. Other intangibles are amortized on a straight-line basis over 20 years.

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

     Net Income Per Common and Common Equivalent Share

       Net income available to common stockholders is computed by deducting preferred dividends from net income to determine net income available to common stockholders. Additionally, in fiscal 1996, net income available to common stockholders reflects a reduction for the write-off of the discount on redeemable preferred stock issued in connection with the Tampa Acquisition (see
Note 2). Net income available to common stockholders is then divided by the weighted average number of common and common equivalent shares outstanding or assumed

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES outstanding for all classes of the Company's common stock. Common stock and common stock equivalents issued by the Company during the 12 month period immediately preceding the initial filing of the Offering registration statement at less than fair value at date of issuance, have been included in the calculation of the weighted average number of common and common equivalent shares outstanding for 1995, using the treasury stock method and the Offering price of $7.50 per share.

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


                                                    Fiscal 1996
                                                    -----------
                                   (Amounts in thousands, except per share data)
                                                    (unaudited)
   Pro forma net income............                    $4,068
                                                       ======
   Pro forma weighted average
   shares used in computing pro
   forma net income per common and
   common equivalent share.........                     7,767
                                                       ======
   Pro forma net income per common
   and common equivalent share.....                    $ 0.52
                                                       ======

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

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

     Adoption of Recent Accounting Pronouncements

       The FASB issued SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." SFAS 121, which was adopted in fiscal 1997, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that such assets and intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be
recoverable.   The adoption of SFAS 121 did not

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES have a significant impact on the Company's results of operations, financial condition or liquidity.

       In October 1996, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 allows companies adopting the pronouncement to either change the actual accounting methods for stock based compensation in the financial statements or to disclose certain pro forma results of operations as if the pronouncement had been adopted in the financial statements. The Company elected to adopt the disclosure-only provisions of SFAS 123 during fiscal 1997 and has disclosed the pro forma information in the footnotes to the financial statements (see Note 7). The adoption of SFAS 123 had no effect on the consolidated financial statements.

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

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

       Net revenues and net income attributable to the operations of HHSI prior to the HHSI Merger are as follows:


                                            Year Ended     July 1, 1996 to
                                             June 30,        November 12,
                                               1996             1996
                                           -----------    -----------------
                                               (amounts in thousands)
            Net revenues..........             $8,183              $3,330
            Net income (loss).....             $  (93)             $   76

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

       Effective January 1, 1997, the Company acquired certain assets of LHS Holdings, Inc. ("LHS") and certain assets of two of its subsidiaries, which provide primarily Medicare cost-reimbursed nursing and related patient services. The Company also purchased certain assets of two LHS affiliated companies on April 9, 1997, which provide primarily pediatric nursing and

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES infusion therapy services (collectively, the purchases, including the affiliates, are hereafter referred to as the "LHS Acquisition"). The operations of the companies acquired in the LHS Acquisition had net revenues of $16.0 million for the twelve month period ended June 30, 1996. The aggregate preliminary consideration payable for the LHS Acquisition is $8.2 million, including an estimated earnout amount of $1.6 million, which will be adjusted as of December 31, 1997. Of this amount, $2.0 million and $6.2 million were paid on January 10, 1997 and April 9, 1997, respectively, which included $6.2 million funded through borrowings under the senior credit facility with the remainder comprised of subordinated notes and common stock.

       Effective February 1, 1997, the Company acquired the assets of Medical Air Supply, Inc. and Cambridge Medical Company, durable medical equipment providers located in Texas with $6.5 million of net revenues for the twelve month period ended December 31, 1995. Additionally, effective March 1, 1997, the Company acquired the stock of Nahatan Drug, Inc. ("Nahatan"), a durable medical equipment provider located in Massachusetts, New Hampshire and Maine with $7.2 million of net revenues for the twelve month period ended February 29, 1996.
The aggregate consideration paid and debt assumed for these two acquisitions was $23.8 million, the cash portion of which was funded through the senior credit facility. In the event the Company files a registration statement to register and sell shares of its stock, the Company may be required to issue additional shares to the sellers of Nahatan if the fair market value, as defined in the purchase agreement, of the stock is below $11.00 per share. This commitment expires after 20 days of the effectiveness of a shelf registration filed to register these shares, or immediately, should the sellers decline the registration of their shares under a registration of shares being offered by the Company. The Company is required to file a shelf registration for these shares by October 31, 1997 if it does not otherwise file to register shares prior to such date. Issuance of additional shares would be recorded as additional consideration for this acquisition.

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

     Fiscal 1996 Acquisitions

     Tampa Acquisition

       On September 29, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of a company located in Tampa, Florida (the "Tampa Acquisition") for an aggregate purchase price of $17.5 million. This acquisition provided the Company with respiratory therapy, durable medical equipment and mobile diagnostic services. The purchase price was comprised of $13.0 million in cash plus $3.0 million in subordinated convertible notes and $1.5 million in seller notes payable. The subordinated convertible notes were converted into 400,000 shares of common stock upon consummation of the Offering. This acquisition was

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES accounted for as a purchase.

       The cash paid to effect the Tampa Acquisition was financed through bridge financing which consisted of (i) a $10.0 million term loan from the Company's senior lending institution (the "bridge term loan"), (ii) the issuance of $2.0 million of 10% cumulative redeemable Series C preferred stock (the "redeemable preferred stock"), (iii) a $1.0 million subordinated note and (iv) warrants to purchase 155,000 shares of common stock at $0.01 per share. The redeemable preferred stock and subordinated note were recorded net of a discount of approximately $1.2 million, representing proceeds ascribed to the warrants. The bridge term loan, redeemable preferred stock and subordinated note were redeemed in full on November 15, 1995, with a portion of the net proceeds from the Offering, and the remaining discount on the redeemable preferred stock and subordinated note of approximately $787,000 and $405,000, respectively, were charged to retained earnings and bridge financing expenses, respectively, in the accompanying 1996 consolidated balance sheet and income statement, respectively.

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


                                                                            1996              1997
                                                                        ------------      ------------
                                                                             (amounts in thousands,
                                                                             except per share data)
                                                                                  (Unaudited)
Net revenues.................................................               $133,960         $173,565
Income before income taxes and extraordinary item............                  4,342            2,955
Income before extraordinary item.............................                  2,498              768
Income per share before extraordinary item...................                  $0.23            $0.09
Net income...................................................                  1,337              768
Net income per share.........................................                  $0.06            $0.09

       The pro forma results presented above do not necessarily represent results which would

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES have occurred if the respective acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

3. Property and Equipment

       At June 30, 1996 and 1997, property and equipment consisted of:

                                                     1996       1997
                                                  ---------- ----------
                                                  (amounts in thousands)
         Equipment held for rental.............      $ 7,552    $16,221
         Capitalized leases....................        2,070      5,279
         Furniture, fixtures and equipment.....        3,939      6,616
         Leasehold improvements................          342        756
                                                  ---------- ----------
                                                      13,903     28,872
         Less accumulated depreciation.........        4,958     10,611
                                                  ---------- ----------
                                                     $ 8,945    $18,261
                                                  ========== ==========

       Depreciation on equipment held for rental, which was included in patient care costs, was $429,000, $1.1 million and $2.3 million for fiscal 1995, 1996 and 1997, respectively.

4. Other Assets

       At June 30, 1996 and 1997, other assets consisted of:

                                                     1996       1997
                                                  ---------- ----------
                                                  (amounts in thousands)
         Deferred financing costs..............       $  502     $1,292
         Other intangibles.....................          445        364
         Workers compensation trust assets.....          273        539
         Deposits..............................          254        324
                                                  ---------- ----------
                                                       1,474      2,519
         Less accumulated amortization.........          412        439
                                                  ---------- ----------
                                                      $1,062     $2,080
                                                  ========== ==========

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

5. Long-term Debt

         At June 30, 1996 and 1997, long-term debt consisted of:


                                                1996       1997
                                             ---------- ----------
                                             (amounts in thousands)
    Senior Credit Facility:
       Working Capital Facility.............    $ 9,920    $29,668
       Acquisition Facility.................      2,975     42,458
    Sellers notes with interest rates of
       approximately 8%, principal and
       interest due monthly through fiscal
       year 2000............................      3,872      7,273
    Convertible notes payable with interest
       at 8%, principal and interest due
       semi-annually through 1999...........      1,819          -
    Other debt, including capital leases,
       rates generally fixed from 8.5% to
       18% through fiscal year 2001.........      1,389      5,657
                                             ---------- ----------
                                                 19,975     85,056
    Less current maturities.................      3,688      6,263
                                             ---------- ----------
                                                $16,287    $78,793
                                             ========== ==========


     Senior Credit Facility

       On March 13, 1997, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Facility"), maturing March 13, 2000, with a syndicate of lenders to borrow up to $100 million. The Credit Facility consists of (i) a working capital facility with a commitment of up to $40 million for general corporate purposes, which includes a commitment to issue up to $10 million of letters of credit and (ii) an acquisition facility with a commitment of up to $60 million for permitted acquisitions, as defined in the agreement. The Company may exchange available commitments between the facilities.

       Funds advanced under the Credit Facility bear interest on the outstanding principal at a fluctuating rate based on either (i) the announced prime rate of the agent bank (the "Prime Rate") or (ii) the London Interbank Borrowing Rate ("LIBOR") as elected from time to time by the Company. Interest is payable monthly if a rate based on the Prime Rate is elected or at the end of the LIBOR period (but in any event not to exceed 180 days) if a rate based on LIBOR is elected. As of June 30, 1997, $2.5 million and $69.6 million in borrowings outstanding under the Credit Facility bore interest at the Prime Rate (9.25%) and the weighted average LIBOR rate of 8.06%, respectively. The Company must pay an annual commitment fee equal to 0.375% of the unused portion of the facilities. Unused borrowings under the Credit Facility aggregated $27.9 million at June 30, 1997. Despite the amount of unused commitment under the Credit Facility, additional borrowings may be limited by, among other factors, limitations on access to additional funds

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES imposed by the Credit Facility financial covenants.

       The Company is required to make principal repayments on the facilities under the Credit Facility upon the permitted sale of certain assets. The Credit Facility limits, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets or acquire the capital stock or assets of another business, and prohibits payment of dividends. The Credit Facility also requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. Indebtedness under the Credit Facility is collateralized by a pledge of 100% of the stock of all existing and future subsidiaries of the Company.

     Convertible Notes Payable

       The convertible notes payable represented amounts payable to certain limited partnerships whose net assets and business operations were acquired by HHSI in 1994. These notes were converted into shares of HHSI common stock immediately prior to the HHSI Merger.

     Senior Subordinated Debt

       In November 1995, the Company repaid senior subordinated indebtedness aggregating $4.5 million with a portion of the net proceeds of the Offering. The Company recorded an extraordinary loss of $1.2 million, net of estimated income taxes of approximately $660,000, related to the write-off of deferred financing costs and the remaining unamortized discounts on these notes at the time of repayment.

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

Maturities of long-term debt, including capitalized lease obligations, for the next five fiscal years are as follows:

             Fiscal year
            ended June 30
           ---------------
                     (amounts in thousands)
           1998...........            $ 6,263
           1999...........              3,378
           2000...........             73,963
           2001...........                970
           2002...........                482

     In April 1997, the Company entered into a two year convertible interest rate cap agreement

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

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

     Recapitalization

       Upon consummation of the Offering in November 1995, the Company implemented a plan of recapitalization (the "Recapitalization") and amended its Articles of Incorporation to authorize the issuance of up to 20 million shares of no par value common stock and up to 10 million shares of preferred stock of such classes and series and with such voting powers, designations, preferences, rights and restrictions as may be established by the Board of Directors.

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

     Redemption Rights

       In connection with an acquisition in March 1995, the Company was required to repurchase the stock issued in connection with this acquisition for $5 per share upon the occurrence of certain events. This stock was reflected as redeemable stock in the accompanying 1996

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES consolidated balance sheet at its redemption value of $500,000. The redemption provision expired in April, 1997 and the related amounts were reclassified to common stock in the accompanying 1997 consolidated balance sheet.

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

     Preferred Stock Transactions

       The following is a summary of the preferred stock transactions for the periods presented:

                                          HHSI Redeemable       Series B          Series C
                                        ------------------ ----------------- -----------------
                                          Shares   Amount   Shares   Amount   Shares   Amount
                                        --------- -------- -------- -------- -------- --------
                                                        (amounts in thousands)
       Balance outstanding, July 1,
        1994........................          10    1,117       60    $ 656        -        -
       Payment of preferred
        dividends...................           -        -        -      (60)       -        -
       Accrued dividends............           -       60        -       63        -        -
                                        --------- -------- -------- -------- -------- --------
       Balance outstanding, June 30,
        1995........................          10    1,177       60      659        -        -
       Issuance of series C
        preferred stock.............           -        -        -        -      200    2,000
       Accrued dividends............           -       67        -       25        -       25
       Redemption of preferred
        shares and dividends........           -        -      (60)    (684)    (200)  (2,025)
                                        --------- -------- -------- -------- -------- --------
       Balance outstanding, June 30,
        1996........................          10    1,244        -        -        -        -
       Accrued dividends............           -        6        -        -        -        -
       Conversion to common stock...         (10)  (1,250)       -        -        -        -
                                        --------- -------- -------- -------- -------- --------
       Balance outstanding, June 30,
        1997........................           -        -        -        -        -        -
                                        ========= ======== ======== ======== ======== ========

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

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

       Warrants to purchase 155,000 shares of Class C Common Stock at an exercise price of $0.01 were issued in September 1995, in connection with the Tampa Acquisition (see Note 2, Tampa Acquisition). These warrants were exercised during fiscal 1996. Additionally, during fiscal 1996, warrants to purchase an aggregate of 61,000 shares of Class B Common Stock were exercised. Warrants remaining outstanding at June 30, 1997 permit the holders to purchase an aggregate of 25,000 shares of common stock for an exercise price of $2.54 per share. These warrants expire June 30, 2002.

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

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

The following is a summary of option transactions and exercise prices for the periods presented:


                                                                              Price per share
                                                                        ---------------------------
                                                                          Weighted
                                                           Options         Average          Range
                                                         -----------    ------------     ----------
                                                        (amounts in thousands, except per share data)
Outstanding at July 1, 1994........................            49          $1.59        $0.20 to $3.00
Granted............................................            23          $1.08        $1.00 to $2.75
Exercised..........................................           (10)         $0.20             $0.20
                                                          ---------
Outstanding at June 30, 1995.......................            62          $1.63        $1.00 to $3.00
Granted............................................           294          $7.84        $7.50 to $10.00
Exercised..........................................           (27)         $2.45        $1.00 to $3.00
                                                          ---------
Outstanding at June 30, 1996.......................           329          $7.11        $1.00 to $10.00
Granted............................................           349         $11.18        $9.50 to $13.00
Exercised..........................................           (23)         $1.33        $1.00 to $7.50
Canceled...........................................           (43)         $9.67        $7.50 to $11.00
                                                          ---------
Outstanding at June 30, 1997.......................           612          $9.47        $1.00 to $13.00
                                                          =========
Exercisable at June 30, 1997.......................           278          $8.84        $1.00 to $11.00
                                                          =========


       Options exercisable at June 30, 1997 include 7,000 options issued under the 1985 Plan exercisable at $1.00 per share and which expire in June 1998. The remaining options exercisable at June 30, 1997 are exercisable at a weighted average price of $9.04 per share and expire from June 1998 through June 2007.

       Effective July 1, 1996, the Company adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for options granted under the Option Plan. Under SFAS 123, compensation cost of $915,000 would have been recorded in fiscal 1997 for the Company's Option Plan based upon the fair value of the option awards. Earnings per share would have been $0.22 in fiscal 1997 under SFAS 123. No compensation cost would have resulted in fiscal 1996. The fair value determination was calculated using the Black-Scholes option pricing model to value all stock options granted since July 1, 1994, using the following assumptions, and assuming no dividends:


                                 Weighted
                               average risk
                              free interest        Expected       Expected life
    Fiscal Year Issued             rate           volatility        of options
--------------------------------------------------------------------------------
          1994                        4.6%            -  %                   3
          1995                        6.2             -                      3
          1996                        5.7            60.8                    5
          1997                        6.6            59.6                    5


           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

8.   Commitments and Contingencies

       The Company leases certain office facilities and other equipment under noncancelable leases for terms ranging from one to six years with certain renewal options. Future minimum lease payments under these leases for the next five years are as follows:


                                                   Capital       Noncancelable
                                                    Leases     Operating Leases
                                                  ---------   ------------------
                                                      (amounts in thousands)
     1998........................................   $1,612               $2,293
     1999........................................    1,458                1,325
     2000........................................    1,284                  860
     2001........................................    1,031                  491
     2002........................................      442                   29
                                                  ---------   ------------------
     Total minimum lease payments................    5,827               $4,998
                                                              ==================
     Less amount representing interest...........      717
     Present value of net minimum future.........   $5,110
                                                  =========


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

       The Company has employment agreements with four officers which expire through April 2000. These agreements provide for, among other things, total annual base compensation of $740,000.

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

9.   Employee Benefit Plans

       The Company has a profit-sharing plan that covers substantially all employees who

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES become eligible to participate, upon completion of six months of continuous service. Vesting occurs over a three- to seven-year schedule. Benefits become fully vested upon reaching normal retirement age, or the participants' permanent disability or death. Contributions to the plan are made at the Company's discretion, not to exceed the maximum amount deductible under the Internal Revenue Code. Expense under the profit sharing plan amounted to $450,000 for fiscal 1995. The Company made no contributions to this plan in fiscal 1996 or 1997. The Company also provides a defined contribution 401(k) plan available to substantially all employees who become eligible to participate in the plan. The Company does not make contributions under this plan.

10.   Income Taxes

       The provision (benefit) for income taxes for the following fiscal years consisted of:


                                           1995        1996        1997
                                        ----------  ----------  ----------
                                            (amounts in thousands)
Currently payable:
Federal.................................  $  875     $ 2,084     $ 2,274
State...................................     441         341         132
                                           1,316       2,425       2,406
                                        ----------  ----------  ----------
Deferred:
Federal.................................    (414)        (78)       (202)
State...................................    (109)         49         (17)
                                            (523)        (29)       (219)
                                        ----------  ----------  ----------
                                          $  793     $ 2,396     $ 2,187
                                        ==========  ==========  ==========


       A reconciliation of the U.S. Federal income tax rate to the effective tax rate were as follows:


                                                        1995     1996     1997
                                                      -------- -------- --------
U.S. Federal income tax rate.......................     34 %     34 %     34 %
State income taxes, net of Federal income tax
  benefit..........................................     14        5        3
Other, including nondeductible goodwill............      3        3        7
                                                      -------- -------- --------
Effective income tax rate..........................     51 %     42 %     44 %
                                                      ======== ======== ========


           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

Deferred tax assets (liabilities) were comprised of the following:


                                                     1996         1997
                                                  ----------   ----------
                                                   (amounts in thousands)
     Accounts receivable.......................    $   726       $ 1,786
     Inventory.................................         31            77
     Vacation reserve..........................        194           136
     Self-insurance reserves...................         31            31
     Other.....................................         13            12
                                                  ----------   ----------
       Gross deferred tax assets...............        995         2,042
                                                  ----------   ----------
     Depreciation and amortization.............       (157)       (1,269)
     Other.....................................        (73)          (73)
                                                  ----------   ----------
       Gross deferred tax liabilities..........       (230)       (1,342)
                                                  ----------   ----------
         Net deferred tax asset................    $   765       $   700
                                                  ==========   ==========


11.   Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information


                                                   1995       1996       1997
                                                ---------- ---------- ----------
                                                     (amounts in thousands)
Cash paid during the year for:
   Interest................................      $ 1,250    $ 1,646    $ 3,274
                                                ========== ========== ==========
   Income taxes............................      $   425    $ 1,433    $ 2,135
                                                ========== ========== ==========

Noncash investing and financing activities:
 Accrued and unpaid dividends on preferred
   stock...................................      $   120    $    67    $     6
                                                ========== ========== ==========
 Capital lease obligations incurred........      $   375    $   895    $ 1,433
 Issuance of warrants in connection with
   subordinated notes payable..............      $   934        -          -
 Issuance of warrants in connection with
   Tampa Acquisition bridge financing......          -      $ 1,192        -
 Conversion of subordinated note to 400
   shares of common stock, no par value....          -      $ 3,000        -
 Write-off of Series C preferred stock
   discount................................          -      $   787        -
                                                ========== ========== ==========


           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES


                                                   1995       1996       1997
                                                ---------- ---------- ----------
                                                     (amounts in thousands)
Acquisitions:
  Assets acquired..............................  $  8,776   $ 24,828   $ 61,457
  Less:
    Liabilities assumed and acquisition costs..       378      2,391     11,335
    Issuance of subordinated seller notes and
      subordinated convertible note............     2,550      5,400      6,201
    Issuance of common stock...................       774      1,275      6,379
    Capital lease obligations assumed..........        81         69        -
                                                ---------- ---------- ----------
      Cash paid, net of cash acquired..........  $  4,993   $ 15,693   $ 37,542
                                                ========== ========== ==========

Conversion of HHSI convertible notes into the
  Company's common stock:
  Common stock, no par.........................       -          -        2,042
  Additional paid-in capital...................       -          -         (104)
                                                ---------- ---------- ----------
                                                      -          -     $  1,938
                                                ========== ========== ==========

Exchange of HHSI preferred stock for the
  Company's common stock.......................       -          -     $  1,250
                                                ========== ========== ==========

Recapitalization:
  Class A common stock.........................       -     $   (110)       -
  Class B common stock.........................       -         (173)       -
  Class C common stock.........................       -       (1,217)       -
  Redeemable Class B common stock..............       -         (500)       -
  Additional paid-in capital...................       -       (3,504)       -
  Treasury stock...............................       -          291        -
  Redeemable common stock, no par value........       -          500        -
  Common stock, no par value...................       -        4,713        -
                                                ---------- ---------- ----------
                                                      -          -          -
                                                ========== ========== ==========

Reclassification of redeemable stock to
  stockholders equity resulting from
  expiration of redemption requirements........       -          -     $    500
                                                ========== ========== ==========


12.  Fourth Quarter Adjustments

       During the fourth quarter of 1997, the Company recorded a $1.1 million nonrecurring charge reflecting the Company's contractual obligations under employment agreements to make payments to certain former owners of acquired businesses, who are no longer involved in operations of the Company. This amount is included in merger and other nonrecurring costs in the accompanying 1997 consolidated statement of income.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

       Additionally, the Company recorded a reserve for doubtful accounts, in addition to amounts historically recorded as a percentage of net revenues, of $3.0 million in order to (i) comply with its reserve policy and (ii) reflect managements' estimate of potential further exposure due to trends in third-party payment terms, which became apparent during the fourth quarter of fiscal 1997. This amount is included in provision for doubtful accounts in the accompanying 1997 consolidated statement of income.

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

     Additionally, on September 19, 1997, the Company obtained a commitment from its existing syndicate of lenders to amend the Credit Facility to increase available borrowings from $100 million to $125 million, to be used in part to refinance approximately $14.0 million of debt to be assumed in connection with the USHO Acquisition and approximately $3 million in expenses to be incurred in connection with the acquisition. The amendment will require that $40 million of existing indebtedness under the Credit Facility convert to a six-year amortizing term loan with increasing amortization beginning in the fourth quarter of fiscal 1998. The amendment will also (i) require that 50% of excess cash flow, as defined, be used to reduce the term loan, (ii) amend certain financial covenants and (iii) increase the maximum interest rate on borrowings under the Credit Facility by 12.5 basis points. On September 26, 1997, certain financial covenants under the Credit Facility were amended.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Company had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are currently as follows:


            Name                Age                 Position
     --------------------       ---     -------------------------------------------------

     Bruce J. Feldman           48      President, Chief Executive Officer and
                                           Chairman of the Board
     Bruce J. Colburn           42      Chief Financial Officer
     Fred J. Nicholas           52      Chief Operating Officer
     Colleen M. Lederer         41      Corporate Vice President of Professional Services
     Augustus Robbins, IV       42      Corporate Vice President of Product Services
     Wanda Monical              43      Corporate Vice President - Women's and Children's
                                           Health  Services
     Susan V. Juris             41      Corporate Vice President - Managed Care Services
     Joseph J. Grilli           46      Area Vice President, Northeast Region
     James Weinstein            43      Area Vice President, Mid-Atlantic Region
     Joseph Sterensis           45      Area Vice President, Florida Region
     Victor Kingsley            40      Area Vice President, New England Region
     April Anthony              30      Area Vice President, Texas Region
     G. Michael Bellenghi       49      Director
     Harvey Machaver            72      Director
     Joseph F. Trustey          35      Director

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

     Susan V. Juris became Corporate Vice President - Managed Care Services in February, 1997. From 1994 to 1997, Ms. Juris was a health care consultant for Alternacare, Inc., which she founded in 1994 to provide specialty consulting to home health and managed care companies. From 1989 to 1994, Ms. Juris was Executive Vice President and Chief Operating Officer of SNI Home Care, Inc., a fully integrated, regional home care system and contract management company.

     Joseph J. Grilli became Area Vice President, Northeast Region in March 1997, when the Mid-Atlantic Region was split into the Mid-Atlantic and Northeast Regions. From July 1996 to April 1997, Mr. Grilli was the Vice President, Mid-Atlantic Region and has been employed by the Company since 1988 in various positions.

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

     April Anthony became Area Vice President, Texas Region in January 1997. From 1992 to 1996, Ms. Anthony was Chief Operating Officer of LHS Holdings, Inc. a nursing and related patient services and infusion therapy services company, which was acquired by the Company in January 1997.

     G. Michael Bellenghi has been a director of the Company since October 1994. Since January 1996, he has been the Chairman and Chief Executive Officer of Recordex Services, Inc., a medical records retrieval company located in Malvern, Pennsylvania. Mr. Bellenghi also serves as a director of F.Y.I. Incorporated, the parent company of Recordex Services, Inc., a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. From 1990 to 1996, Mr. Bellenghi was the Chief Executive Officer of Paragon Management Group, Inc., a health care consulting company located in Malvern, Pennsylvania.

     Harvey Machaver has been a director of the Company since December 1985. Since 1990, Mr. Machaver has been President of Scopus Evaluation Services ("Scopus"), a health care consulting firm located in New York, New York. Mr. Machaver is a fellow of the American College of Health Care Executives and a fellow of the New York Academy of Medicine.

     Joseph F. Trustey has been a director of the Company since April 1995. From 1992 to the present, Mr. Trustey has been employed by Summit Partners, L.P., a venture capital firm, and currently serves as a general partner of that firm. From 1990 to 1992, Mr. Trustey was employed as a strategy consultant with the consulting firm of Bain & Company, Inc. Mr. Trustey is a director of Suburban Ostomy Supply Co., Inc., a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company for services rendered in all capacities to the Company for fiscal 1997, 1996 and 1995 (collectively the "named executive officers"):

                                                                                   Long Term
                                                     Annual Compensation/(1)/      Compensation
                                                    -------------------------      ------------
                                                                                    Securities
                                      Fiscal                                        Underlying            All Other
   Name and Principal Position         Year           Salary         Bonus            Options         Compensation/(2)/
--------------------------------    ----------      ----------    -----------      ------------       -----------------
Bruce J. Feldman,                      1997          $300,000    $        -            100,000           $33,792
  President and Chief                  1996           254,000        43,600             75,000            33,792
  Executive Officer                    1995           244,869        25,000                  -            58,573/(3)/

Fred J. Nicholas                       1997           165,000             -             50,000                    -
  Chief Operating Officer,             1996           155,000        15,500             50,000                    -
  Corporate                            1995           127,728        14,000              5,000            14,000/(4)/

Bruce J. Colburn                       1997           150,000             -            150,000                    -
  Chief Financial Officer/(5)/         1996            30,850             -                  -                    -

Joseph Sterensis                       1997           140,000             -             20,000                    -
  Area Vice President, Florida         1996            92,035        33,333                  -                    -
  Region/(6)/

Joseph J. Grilli                       1997           125,000             -             15,000                    -
  Area Vice President, Northeast       1996           110,000        11,000             10,000                    -
  Region                               1995           108,769        10,500              5,000            10,500/(4)/

-----------------
/(1)/ Does not include the value of perquisites provided to certain executive officers which in the aggregate did not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.
/(2)/ Consists of $15,460 of premiums on a split-dollar life insurance policy and $18,324 relating to indebtedness to the Company that was forgiven upon the attainment of certain operating results.
/(3)/ Consists of $25,000 contributed to the Company's pension and profit sharing plan, $15,000 of premiums on a split-dollar life insurance policy and $18,573 relating to indebtedness to the Company that was forgiven upon the attainment of certain operating results.
/(4)/ Represents contributions to the Company's pension and profit sharing plan.
/(5)/  Mr. Colburn became Chief Financial Officer in April 1996.
/(6)/ Mr. Sterensis started with the Company in October 1995 as the Director of Operations for the Company's product locations in the Tampa, Florida area. He became Area Vice President, Florida Region, in April 1997.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning stock options granted during fiscal 1997 to the named executive officers. The following table also sets forth the potential realizable value over the term of the options (the period from grant date to the expiration date), based on assumed rates of stock of 5% and 10%, compounded annually. These amounts do not represent the Company's estimate of future stock price. Actual realizable values, if any, of stock options will depend on the future performance of the Company's common stock.

                                                                                           Potential Realizable
                                                                                             Value at Assumed
                                                                                                  Annual
                                                                                           Rates of Stock Price
                                                                                             Appreciation For
                                                    Individual Grants                         Option Term (1)
                                -------------------------------------------------------    ----------------------

                                 Number of       Percent of
                                Securities      Total Options
                                Underlying       Granted to
                                  Options       Employees In     Exercise    Expiration
           Name                   Granted        Fiscal Year       Price        Date          5%          10%
--------------------------      ----------      -------------    ---------   ----------    --------    ----------

Bruce J. Feldman..........        100,000           28.7%         $11.00       7/15/06     $691,784    $1,753,117

Fred S. Nicholas..........         50,000           14.3%          10.00       7/15/06      314,447       796,871

Bruce Colburn.............        150,000           43.0%           9.00        4/8/06      849,008     2,151,552

Joseph Sterensis..........         20,000            5.7%           8.94        5/1/07      112,446       284,961

Joseph J. Grilli..........         15,000            4.3%          10.00       7/15/06       94,334       239,061

----------------------------

(1) Represents the difference between the market value of the Company's common stock for which the option may be exercised, assuming that the market value of the common stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and the exercise price of the option. The rates of appreciation used in this table are prescribed by regulations of the Securities and Exchange Commission and are not intended to forecast future appreciation of the market value of the common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     The following table sets forth certain information concerning the exercise of stock options during fiscal 1997 and the number and value of unexercised options held at the end of fiscal 1997 by the named executive officers.

                                                          Number of Securities            Value of Unexercised
                                                         Underlying Unexercised         In-the-Money Options at
                                                           Options at Year-End             Fiscal Year-End(2)
                                                      ---------------------------     ---------------------------
                         Shares
                       Acquired on        Value
       Name             Exercise       Realized(1)    Exercisable   Unexercisable     Exercisable   Unexercisable
--------------------   -----------     -----------    -----------   -------------     -----------   -------------

Bruce J. Feldman......      -               -            156,250         18,750        $112,500         $37,500

Fred J. Nicholas......    8,333         $ 93,746          77,083         24,584          41,667          35,003

Bruce Colburn.........      -               -             16,666        133,334           8,333          66,667

Joseph Sterensis......      -               -                  -         20,000               -          11,200

Joseph J. Grilli......    5,000           56,250           6,666         23,334          34,997          27,504

(1) Calculated by determining the difference between the last reported sales price of the common stock underlying the exercised Options on the date of exercise and the exercise price.
(2) Calculated by determining the difference between the last reported sales price of the common stock underlying the Options on June 30, 1997 and the exercise price, for those Options where the exercise price of the Options execeeded the last reported sales price of the common stock.

Employment Agreements

        Bruce J. Feldman. On September 1, 1995, the Company entered into an employment agreement with Bruce J. Feldman, President and Chief Executive Officer of the Company, for an initial term of three years, subject to automatic annual extensions of one year on August 31, 1996 and each anniversary thereafter. Pursuant to the terms of Mr. Feldman's employment agreement, Mr. Feldman is entitled to receive (i) an annual base salary of $284,000, or such higher amount as the Compensation Committee may determine (the "Base Salary"),
(ii) an annual cash bonus based on the Company's achievement of specified levels of net income as determined by the Compensation Committee and (iii) a deferred annuity program of $15,000 per year and other benefits at least equivalent to those provided to the Company's other executive officers. The Base Salary will be reviewed by the Compensation Committee on not less than an annual basis. Pursuant to the employment agreement, Mr. Feldman is also entitled to receive a car allowance of $9,000 per year and received a non-qualified stock option grant to purchase 100,000 shares of Common Stock at a per share exercise price of $11.00. Of the shares subject to this option, 50% vested immediately upon grant and the remaining 50% vested on June 30, 1997, upon acheivement by Mr. Feldman of specified criteria contained in the option grant.

        Mr. Feldman's employment agreement may be terminated by the Company with or without cause, which is defined to include, among other things, the material breach of the employment agreement by Mr. Feldman, gross negligence in the performance of his duties, conviction of a felony or commission of a material act of dishonesty or breach of trust with respect to the Company. The employment agreement may also be terminated by Mr. Feldman for good reason, which includes, among other things, the demotion or removal of Mr. Feldman, a material diminishment of his responsibilities, a reduction in his Base Salary, failure to be re-elected to the Board or upon a change in control of the Company. In the event of termination for good reason (including the Company's failure to renew the term of the employment agreement) by Mr. Feldman, or without cause by the Company, Mr. Feldman will be entitled to receive, among other things, regular payments of his Base Salary for three years and have any unvested stock options and awards accelerate and become fully exercisable. In the event of termination by the Company for cause or for any other reason, Mr. Feldman will be entitled to receive any unpaid salary and benefits through the date of termination. Under the employment agreement, Mr. Feldman is prohibited from disclosing confidential information during and after the term of the agreement. In addition, Mr. Feldman is prohibited from soliciting employees or customers of the Company or engaging or participating in any business which competes with the Company within a 100-mile radius of any of the Company's branch offices while he is employed by the Company and for one year thereafter or, in the event of termination by Mr. Feldman for good reason (including the Company's failure to renew the term of the employment agreement) or by the Company without cause, for three years thereafter.

     Fred J. Nicholas. The Company entered into an employment agreement, dated as of January 1, 1995, with Fred J. Nicholas, Chief Operating Officer of the Company, for a term of three and one-half years. Pursuant to the terms of Mr. Nicholas's employment agreement, Mr. Nicholas is entitled to receive (i) a base salary of at least $140,000 per year, (ii) incentive compensation as determined by the Compensation Committee and (iii) other benefits similar to those provided to the Company's other officers. Mr. Nicholas's employment agreement may be terminated with or without cause by either party. In the event of termination by the Company without cause, Mr. Nicholas will be entitled, under certain circumstances, to continue to receive regular payments of his base salary for a period of six months after the date of his termination. In all other cases, in the event that Mr. Nicholas's employment agreement is terminated, he is entitled to receive unpaid salary and benefits earned up to the date of termination. In the event that Mr. Nicholas's employment is terminated for any reason other than without cause by the Company, he is prohibited from competing with the Company for a period of two years after such termination.

     Bruce J. Colburn. On May 1, 1997, the Company entered into an employment agreement with Bruce J. Colburn, Chief Financial Officer of the Company, for a term of three years. Pursuant to the terms of Mr. Colburn's employment agreement, Mr. Colburn is entitled to receive (i) a current annual base salary of $175,000, subject to an increase to $200,000 upon the Company's achievement of annual net revenues, as defined, of $300 million (the "Base Salary"), (ii) an annual cash bonus based on the Company's achievement of specified goals as determined by the Compensation Committee and (iii) other benefits similar to those provided to the Company's other officers. The Base Salary will be reviewed by the Compensation Committee on not less than an annual basis. Pursuant to the employment agreement, Mr. Colburn received a non-qualified stock option grant to purchase 150,000 shares of Common Stock at a per share exercise price of $9.00. The shares subject to this option vest over a five-year period beginning

April 8, 1996, and fully vest upon the occurrence of certain events including a change of control, as defined.

     Mr. Colburn's employment agreement may be terminated by the Company with or without cause, as defined by the agreement. The employment agreement may also be terminated by Mr. Colburn upon the Company's uncured failure to comply with material provisions of the employment agreement ("Compliance Failure"). In the event of termination without cause or for Compliance Failure, Mr. Colburn is entitled to receive regular payments of his Base Salary for a period of twelve months. In the event of termination in connection with a change in control, Mr. Colburn is entitled to receive regular payments of his Base Salary through the greater of the end of his contract period or twelve months. In the event of termination by the Company for any other reason, Mr. Colburn will be entitled to receive any unpaid Base Salary and benefits through the date of termination. Under the employment agreement, Mr. Colburn is prohibited from disclosing confidential information during and after the term of the agreement and for one year thereafter is prohibited from soliciting employees or customers of the Company or engaging or participating in any business which materially competes with the Company within any geographical area in which the Company engages in business.

     Joseph J. Grilli. The Company entered into an employment agreement, dated as of July 1, 1996, with Joseph J. Grilli, Vice President, Mid-Atlantic Region, for a term of three years. Pursuant to the terms of Mr. Grilli's employment agreement, Mr. Grilli is entitled to receive (i) a base salary of $125,000 per year, (ii) incentive compensation as determined by the Board of Directors, and
(iii) other benefits similar to those provided to the Company's other officers. Mr. Grilli's employment agreement may be terminated with or without cause by either party. In the event of termination by the Company without cause, Mr. Grilli will be entitled, under certain circumstances, to continue to receive regular payments of his base salary for a period of 12 months after the date of his termination. In all other cases, in the event that Mr. Grilli's employment agreement is terminated, he is entitled to receive unpaid salary and benefits earned up to the date of termination. In the event Mr. Grilli's employment is terminated for any reason other than without cause by the Company, he is prohibited from competing with the Company for a period of one year.

Director Compensation

     Directors' Fees. Each director of the Company who is not also an officer or employee of the Company receives a fee of $1,000 for each meeting of the board of directors or any committee of the board of directors attended.

     Consulting Arrangements. The Company has a consulting arrangement with Scopus, of which Mr. Machaver is the principal stockholder. In fiscal 1997, 1996 and 1995, the Company paid consulting fees of approximately $44,000, $40,000 and $40,000, respectively, to Scopus.

     Stock Options. Under the Company's 1995 Employee and Consultant Equity Plan, each non-employee director was granted on November 13, 1995 an option to purchase 10,000 shares of Common Stock at an exercise price of $7.50 (the "Directors' Options"). The Directors Options are currently exercisable with respect to 7,500 shares and will become exercisable with respect to an additional 2,500 shares on November 13, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock (i) by each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) by each director of the Company, (iii) by each executive officer of the Company named in the Summary Compensation Table and (iv) by all directors and executive officers of the Company as a group. Except as otherwise indicated, all information is as of the Record Date and the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

                                                                   Shares Beneficially Owned /(2)/
                                                                -------------------------------------
   Name and Address of Beneficial Owner/(1)/                        Number               Percent
----------------------------------------------------            ---------------     -----------------
Bruce J. Feldman /(3)/...............................                1,015,853                 11.0%

Fred J. Nicholas/(4)/................................                  109,333                  1.2%

Bruce J. Colburn/(5)/................................                   18,166                    *

Joseph Sterensis.....................................                   40,000                    *

Joseph Grilli/(6)/...................................                   18,333                    *

Joseph J. Trustey/(7)/...............................                   10,000                    *

G. Michael Bellenghi/(7)/............................                   10,000                    *

Harvey Machaver/(8)/.................................                   36,591                    *

Wasatch Advisors, Inc./(9)/..........................                  868,975                  9.4%


RCM Capital Management, L.L.C./(10)/.................                  920,000                  9.9%

Wellington Management Co., L.L.P./(11)/..............                  800,800                  8.7%

All Directors and Executive
  Officers as a group (15 persons)/(12)/.............                1,272,298                 13.8%

*    Denotes less than 1.0%

/(1)/ Except as otherwise shown, the address of each person listed above is in care of the Company, 2200

       Renaissance Boulevard, Suite 300, King of Prussia, PA 19406.
/(2)/ Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and includes voting or investment power with respect to the shares. Shares of common stock subject to securities currently exercisable or exercisable within 60 days following October 1, 1997, are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person.
/(3)/ Includes 95,238 shares of common stock held by the Company's Profit Sharing Plan, of which Mr. Feldman is sole voting trustee, 381,250 shares of common stock which may be acquired upon the exercise of currently exercisable stock options, and 5,000 shares of common stock which may be acquired upon the exercise of currently exercisable warrants.
/(4)/ Includes 108,333 shares of common stock which may be acquired upon the exercise of currently exercisable options.
/(5)/ Includes 16,666 shares of common stock which may be acquired upon the exercise of currently exercisable options.
/(6)/ Includes 8,333 shares of common stock which may be acquired upon the exercise of currently exercisable options.
/(7)/ Represents shares of common stock which may be acquired upon the exercise of currently exercisable options.
/(8)/ Consists of 20,000 shares of common stock which may be acquired upon the exercise of currently exercisable warrants, 10,000 shares of common stock which may be acquired upon the exercise of currently exercisable options and 6,591 shares held jointly with Mr. Machaver's spouse.
/(9)/ The shares of common stock are owned by a variety of investment advisory clients of Wasatch Advisors, Inc. ("Wasatch"), which clients receive dividends with respect to and proceeds from the sale of such shares. No such client is known to beneficially own more than 5% of the common stock. Wasatch has sole dispositive and voting power with respect to all 868,975 of the shares of common stock. The information set forth herein with respect to the beneficial ownership of the common stock is as of December 31, 1996 and is derived from a Schedule 13-G, dated August 25, 1997, filed by Wasatch with the Commission. The address of such beneficial owner is 68 S. Main Street, Suite 400, Salt Lake City, UT 84101.
/(10)/ The shares of common stock are owned by a variety of investment advisory clients of RCM Capital Management, L.L.C. ("RCM"), which clients receive dividends with respect to and proceeds from the sale of such shares. No such client is known to beneficially own more than 5% of the common stock. RCM has sole dispositive power with respect to all 920,000 of the shares of common stock and sole voting power with respect to 820,000 of the shares of common stock. The information set forth herein with respect to the beneficial ownership of the common stock is as of October 1, 1997 and is derived from information supplied to the Company by RCM. The address of such beneficial owner is 4 Embaracadero Center, Suite 3000, San Francisco, CA 94111.
/(11)/ The shares of common stock are owned by a variety of investment advisory clients of Wellington Management Company ("Wellington"), which clients receive dividends with respect to and proceeds from the sale of such shares. No such client is known to beneficially own more than 5% of the common stock. Wellington has shared dispositive power with respect to all 800,800 of the shares of common stock and shared voting power with respect to 335,000 of the shares of common stock. The information set forth herein with respect to the beneficial ownership of the common stock is as of June 30, 1997 and is derived from information supplied to the Company by Wellington. The address of such beneficial owner is 75 State Street, Boston, MA 02109.
/(12)/ Includes 25,000 shares of common stock which may be acquired upon the exercise of currently exercisable warrants and 551,248 shares of common stock which may be acquired upon the exercise of currently exercisable options.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during or with respect to the Company's most recent fiscal year and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners were complied with during fiscal 1997, except that during fiscal 1997, Bruce J. Colburn failed to timely file one report of a change in ownership of equity securities of the Company with respect to one transaction.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 30, 1992, the Company loaned the principal sum of approximately $95,000 to Bruce J. Feldman, its President and Chief Executive Officer. The loan matured on June 30, 1997 and was payable annually with interest at the rate of 8% per annum until paid in full. This note was forgiven in its entirety over a five-year period through June 30, 1997 as a result of the Company achieving certain annual performance criteria.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this report:

           (1)  Financial Statements:                                                   Page Number
                Report of Independent Accountants                                            46
                Consolidated Balance Sheets as of June 30, 1996 and 1997                     47
                Consolidated Statements of Income for the fiscal years ended
                  June 30, 1995, 1996 and 1997                                               48
                Consolidated Statements of Cash Flows for the fiscal years
                  ended June 30, 1995, 1996 and 1997                                         49
                Consolidated Statements of Stockholders' Equity for the fiscal
                  years ended June 30, 1995, 1996 and 1997                                   50
                Notes to Consolidated Financial Statements                                   52

     (2) Financial Statement Schedules:

         II - Valuation and Qualifying Accounts for each of the three
         years in the period ended June 30, 1997                              S-1
     (3)     Exhibits:

             The exhibits filed with this report are listed in the exhibit index on page 86.

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

                       HOME HEALTH CORPORATION OF AMERICA, INC.

                       By:
                           ----------------------------------------------------
                           Bruce J. Feldman
                           President and Chief Executive Officer

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


      Signature                                Title                             Date
---------------------------       ---------------------------------         ----------------

/s/ Bruce J. Feldman              President,  Chief Executive Officer,      October 28, 1997
---------------------------       Director and Chairman of the Board
    Bruce J. Feldman

/s/ Bruce J. Colburn              Chief Financial Officer and Chief         October 28, 1997
---------------------------       Accounting Officer
    Bruce J. Colburn


/s/ G. Michael Bellenghi          Director                                  October 28, 1997
---------------------------
 G. Michael Bellenghi

/s/ Harvey Machaver               Director                                  October 28, 1997
---------------------------
 Harvey Machaver

/s/ Joseph Trustey                Director                                  October 28, 1997
---------------------------
 Joseph Trustey

                                 EXHIBIT INDEX
(a) Exhibits


   Exhibit No.    Description
 -------------    -----------
*      3.1    Amended and Restated Articles of Incorporation of the Company.
*      3.2    Amended and Restated Bylaws of the Company.

**    10.1    Stock Purchase Agreement among HHCA, Home Health Corporation of New
               Hampshire, Randy DiSalvo, R.S.D. Management Services, Inc., Nursing
               Services Home Care, Inc. and Nursing Services Home Care, Ltd.

***   10.2    Asset Acquisition Agreement Among Home Health Corporation of
               America, Inc. and its Nominees, LHS Holdings, Inc., Liberty Health
               Services, Inc., Nurses Today M/C, Inc. and Mark H. O'Brien.

***   10.3    Asset Acquisition Agreement Among Home Health Corporation of
               America, Inc. and its Nominees, PDN, Inc., Medical I.V., Inc. and
               Mark H. O'Brien.

***   10.4    Indemnification Agreement Among Home Health Corporation of America,
               Inc. and its Nominees, LHS Holdings, Inc., Liberty Health Services,
               Inc., Nurses Today M/C, Inc., PDN, Inc., Medical I.V., Inc. and
               Mark H. O'Brien.
*     10.5    Asset Acquisition Agreement among Home Care Medical Supply and
               Equipment, Inc., Alpha Home Care Services, Inc., Joel Schreiber,
               and Joseph J. D'Alessandro, including schedules and exhibits thereto.
*     10.6    Subordination Agreement among CoreStates Bank, N.A., Summit
               Ventures II, L.P., Summit Investors II, L.P., CoreStates Enterprise
               Fund, and Alpha Home Care Services, Inc.
*     10.7    Stock Purchase Agreement by and between Home Health Corporation of
               Delaware, Inc.,William Moses, Milton Altshuler, Steven R.
               Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
*     10.8    Asset Acquisition Agreement between HHCDME, Inc., and Master
               Medical Supply Co., Inc., relating to Delaware Acquisition.
*     10.9    Asset Acquisition Agreement between HHCD, Inc., and Professional
               Home Health Care Agency, Inc.,  relating to Delaware Acquisition.
*     10.10   Indemnification Agreement relating to Delaware Acquisition.
*     10.11   Agreement among Home Health Care Corporation of Delaware, Inc.,
               HHCD, Inc., HHCDME, Inc., Master Medical Supply Co., Inc.,
               Professional Home Health Services, Inc., Professional Home Health
               Care Agency, Inc., William Moses, Andra H. Moses, Steven R.
               Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
*     10.12   Full Payment Guaranty of the Company relating to Delaware
                Acquisition.
*     10.13   Subordination Agreement among CoreStates Bank, N.A., Summit
               Ventures II, L.P., Summit Investors II, L.P., CoreStates Enterprise
               Fund, and parties to Delaware Acquisition transaction documents.
*     10.14   Separation Agreement among Home Health Corporation of America,
               Inc., Home Health Corporation of Delaware, Inc., HHCD, Inc.,
               HHCDME, Inc., Steven R. Altshuler, Jane E. Altshuler, William W.
               Moses and Andra H. Moses

*     10.15   Asset Purchase Agreement between Pennsylvania Home Care, Inc. and
               Healthcare Professionals, Inc.
****  10.16   Third Amended and Restated Credit Agreement.
      10.17   Amendment No. 1 to the Third Amended and Restated Credit Agreement.
*     10.18   Lease between the Company and Swedeland Road Corporation, relating to the Company's principal executive offices.
*     10.19   Employment Agreement between the Company and Bruce J. Feldman. (a)
*     10.20   Employment Agreement between the Company and Fred J. Nicholas. (a)
      10.21    Employment Agreement between the Company and Bruce Colburn. (a)
*     10.22   Employment Agreement between the Company and Joseph Grilli.  (a)
*     10.23   1995 Employee and Consultant Equity Plan. (a)
*     10.24   1984 Employee Stock Option Plan (Qualified and Non-Qualified), as
               amended and restated. (a)
*     10.25   Consent and Amendment to Note and Stock Purchase Agreement, dated
               September 29, 1995, among the company, certain subsidiaries of the
               Company, Summit Ventures II, L.P., Summit Investors II, L.P.
*     10.26   Subordination Agreement, dated September 29, 1995, among CoreStates
               Bank, N.A., Summit Ventures II, L.P., Summit Investors II, L.P.,
               Summit Subordinated Debt Fund, L.P., CoreStates Enterprise Fund and
               Preferred Diagnostic Services, Inc.
*     10.27   Asset Acquisition Agreement among the Company, Home Health
               Corporation of America, Inc. - Tampa, Preferred Diagnostic &
               Medical Services, Inc., Preferred Diagnostic Services, Inc., G&S
               Industries, Inc., and Joel M. Grossman, Jeffrey Grossman, Joseph
               Sterensis, Barbara Sterensis and Richard Levitt.
*     10.28   Registration Rights Agreement, dated September 28, 1995, among the
               Company, a subsidiary of the Company, Preferred Diagnostic &
               Medical Services, Inc. and Preferred Diagnostic Services, Inc.

***** 11.1    Computation of Primary Earnings per Share for each of the three years in the period ended June 30, 1997
***** 11.2    Computation of Fully Diluted Earnings per Share for each of the three years in the period ended June 30, 1997
***** 21      Subsidiaries of the Company
      23.1    Consent of Independent Accountants
***** 27      Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-96888) dated November 8, 1995, as amended.
** Incorporated by reference to the Company's Form 10-Q dated September 30, 1996 and filed November 14, 1996.
*** Incorporated by reference to the Company's Form 8-K dated January 10, 1997 and filed January 24, 1997.
**** Incorporated by reference to the Company's Form 10-Q dated March 31, 1997 and filed May 14, 1997.
***** Incorporated by reference to the Company's form 10-K dated June 30, 1997 and filed September 29, 1997.
(a)   Represents management contract or compensatory plan.

                    REPORT OF INDEPENDENT ACCOUNTANTS ON THE
                         FINANCIAL STATEMENT SCHEDULE


Our report on the consolidated financial statements of Home Health Corporation of America, Inc. and subsidiaries is included on page 46 of this Form 10-K.
In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

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