Form 10-Q
period 1997-09-30
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1997-11-13
CIK 1000685

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q
(Mark One)

   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      or

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

                       Commission File Number:   0-26938

                   HOME HEALTH CORPORATION OF AMERICA, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                                  23-2224800
----------------------------------------  --------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

2200 Renaissance Boulevard, Suite 300
       King of Prussia, PA                                19406
----------------------------------------  --------------------------------------
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code - (610) 272-1717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    YES    [  X  ]       NO   [     ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            Class                           Outstanding at November 1, 1997
------------------------------        ------------------------------------------
  Common stock, no par value                          9,250,261

Exhibit index is located on page 12

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I:  FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income for the three
               months ended September 30, 1997 and 1996                              3

               Condensed Consolidated Balance Sheets as of  June 30,  1997
               and September 30, 1997                                                4

               Condensed Consolidated Statements of Cash Flows for the three
               months ended September 30, 1997 and 1996                              5

               Notes to Unaudited Condensed Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   7

PART II: OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                          11

EXHIBIT INDEX                                                                       12


           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                     (in thousands, except per share data)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ------------------------
                                                          1996           1997
                                                        ---------     ----------
Net revenues..........................................    $27,118        $47,046

Operating costs and expenses:
  Patient care........................................     13,259         21,928
  General and administrative..........................      9,444         17,409
  Provision for doubtful accounts.....................      1,094          1,472
  Depreciation........................................        279            503
  Amortization........................................        355            751
  Interest, net.......................................        469          1,839
                                                        ---------     ----------
        Total operating costs and expenses............     24,900         43,902
                                                        ---------     ----------
Income before income taxes............................      2,218          3,144

Provision for income taxes............................        863          1,116
                                                        ---------     ----------

        Net income....................................    $ 1,355        $ 2,028
                                                        =========     ==========

Other data, including per share data:

  Net income available to common stockholders.........    $ 1,349        $ 2,028
                                                        ==========    ==========

  Net income per common and common
   equivalent share...................................      $0.16          $0.22
                                                        ==========    ==========

Weighted average shares used in computing net
  income per common and common equivalent
  share.........................................            8,182          9,301
                                                        ==========     =========




See accompanying notes to unaudited condensed consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                (in thousands)


                                                                     JUNE 30,    SEPTEMBER 30,
                             ASSETS                                    1997          1997
                             ------                               ------------   -------------
Current assets:
  Cash and cash equivalents.....................................     $     464       $   1,234
  Accounts receivable, net of allowance for doubtful accounts
   of $10,847 and $11,610, respectively.........................        56,410          55,471
  Inventories...................................................         3,262           3,327
  Prepaid expenses and other....................................         2,018           2,804
  Income taxes receivable.......................................           593              -
  Deferred income taxes.........................................         1,973           1,973
                                                                      --------        --------
    Total current assets........................................        64,720          64,809
Property and equipment, net.....................................        18,261          17,819
Goodwill, net...................................................        68,202          68,556
Other assets, net...............................................         2,080           2,646
                                                                      --------        --------
        Total assets............................................      $153,263        $153,830
                                                                      ========        ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Current maturities of long-term debt..........................      $  6,263        $  5,649
  Accounts payable..............................................         5,705           5,400
  Accrued salaries and related employee benefits................         4,788           4,589
  Other current liabilities.....................................         4,760           5,517
  Income taxes payable..........................................            -              416
                                                                      --------        --------
     Total current liabilities..................................        21,516          21,571
Long-term debt, net of current portion..........................        78,793          77,216
Other liabilities...............................................         1,109           1,001
Deferred income taxes...........................................         1,273           1,273
Stockholders' equity:
  Preferred stock (undesignated), no par value, 10,000 shares
    authorized; no shares issued and outstanding................            -               -

  Common stock, no par value, 20,000 shares authorized; 9,221 and 9,250 shares issued, 9,129 and 9,158 outstanding at
    June 30, 1997 and September 30, 1997, respectively..........        43,927          44,096
Retained earnings...............................................         6,645           8,673
                                                                      --------        --------
     Total stockholders' equity.................................        50,572          52,769
                                                                      --------        --------
      Total liabilities and stockholders' equity................      $153,263        $153,830
                                                                      ========        ========



See accompanying notes to unaudited condensed consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (in thousands)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------------
                                                                     1996                1997
                                                              ------------------  -------------------
Cash flows provided by (used in) operating activities:
  Net income..................................................        $ 1,355             $ 2,028
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Depreciation, amortization and other......................          1,108               2,072
    Provision for doubtful accounts...........................          1,094               1,472
    Deferred income taxes.....................................             28                  -
Net changes in certain assets and liabilities, net of
      acquisitions:
    Accounts receivable.......................................         (3,072)             (2,609)
    Inventories...............................................           (105)                (65)
    Prepaid expenses and other................................            (77)               (785)
    Accounts payable, accrued expenses and other..............         (2,225)                252
    Income taxes payable......................................            320               1,008
                                                                     --------            --------
      Net cash flows (used in) provided by operating
        activities............................................         (1,575)              3,373
                                                                     --------            --------

Cash flows used in investing activities:
  Purchases of property and equipment.........................           (807)               (844)
  Cash paid for acquisitions, net of cash acquired............         (2,985)                 -
  Increase in other, net......................................            (63)               (144)
                                                                     --------            --------
    Net cash flows used in investing activities...............         (3,855)               (988)
                                                                     --------            --------

Cash flows provided by (used in) financing activities:
  Proceeds from long-term debt................................          6,467                  -
  Repayments of long-term debt................................           (424)             (1,784)
  Payment of deferred financing fees..........................           (209)                 -
  Proceeds from issuance of common stock......................             -                 169
                                                                     --------            --------
     Net cash flows provided by (used in) financing
       activities.............................................          5,834              (1,615)
                                                                     --------            --------


Net increase in cash and cash equivalents.....................            404                 770

Cash and cash equivalents, beginning of year..................          1,695                 464
                                                                     --------            --------
Cash and cash equivalents, end of year........................        $ 2,100             $ 1,234
                                                                     ========            ========

See accompanying notes to unaudited condensed consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements of Home Health Corporation of America, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, although the June 30, 1997 condensed consolidated balance sheet was derived from audited financial statements, it does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair
presentation have been included.   Operating results for the three months ended
September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's Form 10-K/A filed with the Securities and Exchange Commission.

2.    SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information for the three months ended September 30:

                                                       1996              1997
                                                       ----              ----
                                                       (amounts in thousands)
Non-cash investing and financing activities:
  Acquisitions:
    Assets acquired...............................     $5,689        $   -
  Less:
    Liabilities assumed and acquisition costs.....        404            -
    Issuance of  subordinated seller notes........      1,625            -
    Issuance of common stock......................        675            -
      Cash paid, net of cash acquired.............     $2,985        $   -
                                                     ========        ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF  OPERATIONS

ACQUISITIONS

     The Company seeks to establish and increase market share through acquisitions in existing and new markets. During fiscal 1997, the Company entered the Texas and New England regions with five acquisitions, expanding its operations into Texas, Massachusetts, New Hampshire, Rhode Island and Maine. Additionally, during fiscal 1997, the Company expanded its ongoing operations in Pennsylvania, New Jersey, Maryland and the Tampa/St. Petersburg, Florida market with five acquisitions, and also expanded into Illinois as a result of a merger transaction. The acquisitions in fiscal 1997 included nursing and related patient services, infusion therapy, durable medical equipment and respiratory services. The merger was accounted for as a pooling of interests. The acquisitions were accounted for as purchases. Under the purchase method, the results of operations from acquisitions are included in the Company's results of operations from the dates of acquisition and the purchase price is allocated to net identifiable assets, principally accounts receivable, fixed assets and inventory, with any excess allocated to goodwill and other intangible assets.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net revenues:

                                             Three months ended September 30,
                                           -------------------------------------
                                                1996                   1997
                                           --------------          -------------
Net revenues...............................     100.0%                 100.0%
Operating costs and expenses:
   Patient care ...........................      48.9                   46.6
   General and administrative..............      34.8                   37.0
   Provision for doubtful accounts.........       4.0                    3.1
   Depreciation............................       1.1                    1.1
   Amortization............................       1.3                    1.6
   Interest, net...........................       1.7                    3.9
                                                ------                 ------
Income from operations.....................       8.2                    6.7
   Provision for income taxes..............       3.2                    2.4
                                                ------                 ------
Net income.................................       5.0%                   4.3%
                                                ======                =======

   THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net revenues. Net revenues increased to $47.0 million for the three months ended September 30, 1997. This represented an increase of $19.9 million, or 73.5%, over the same period in fiscal 1997. Of this increase, $14.8 million was attributable to acquisitions completed during fiscal 1997. The balance of the increase was due to internal growth of 20.4%, resulting from volume growth at existing branch locations and an increase in the percentage of corporate and regional overhead allocated to the Medicare-certified home health agencies. Net revenues from nursing and related patient services increased from $16.2 million for the three months ended September 30, 1996 to $30.8 million for the three months ended September 30, 1997, an 89.6% increase. Total Medicare nursing visits during this period increased 110.4% to 274,000. Total non-Medicare nursing hourly and visit volume during this period increased 88.2% and 41.7%, respectively, to 322,000 hours and 52,000 visits, respectively. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased $5.4 million, or 49.4%, to $16.2 million for the three months ended September 30, 1997 from $10.9 million for the same period in fiscal 1997 as a result of acquisitions, increased referrals and effective cross-selling of these services and products to the Company's nursing patients.

     Patient care. Patient care costs increased to $21.9 million for the three months ended September 30, 1997. This represented an increase of $8.7 million, or 65.4%, over the same period in fiscal 1997. This increase was principally related to the increases in net revenues. Patient care costs decreased as a percentage of net revenues from 48.9% to 46.6% due to an increase in productivity primarily relating to non-Medicare nursing services and an increase in the percentage of corporate and regional overhead allocated to the Medicare-certified home health agencies.

     General and administrative. General and administrative expenses increased to $17.4 million for the three months ended September 30, 1997. This represented an increase of $8.0 million, or 84.3%, over the same period in fiscal 1997. This increase was principally related to increases in net revenues. Additionally, general and administrative expenses increased as a percentage of net revenues from 34.8% to 37.0% due to the increase in administrative costs relating to regional offices acquired in connection with establishment of new regions in New England and Texas.

     Provision for doubtful accounts. The provision for doubtful accounts increased to $1.5 million for the three months ended September 30, 1997. This represented an increase of $378,000, or 34.6%, over the same period in fiscal 1997. This increase was principally related to increases in net revenues. The provision for doubtful accounts decreased from 4.0% to 3.1% as a percentage of net revenues in the three months ended September 30, 1997 as a result of the increase in the portion of total net revenues relating to Medicare cost-based nursing services, which net revenues require a nominal provision for doubtful accounts due to the cost-based nature of the reimbursement from Medicare.

     Depreciation. Depreciation expense increased to $503,000. This represented an increase of $224,000, or 80.3%, over the same period in fiscal 1997. Of this increase, $101,000 was attributable to fixed assets acquired in connection with acquisitions during fiscal 1997 with the remainder resulting from capital expenditures related to vehicles, management information systems and equipment in support of the Company's internal growth.

     Amortization. Amortization increased to $751,000 for the three months ended September 30, 1997. This represented an increase of $396,000, or 111.5%, over the same period in fiscal 1997, which was entirely attributable to amortization of goodwill arising from the acquisitions during fiscal 1997.

     Interest, net. Interest, net, increased to $1.8 million for the three months ended September 30, 1997. This represented an increase of $1.4 million,
or 292.1%, over the same period in fiscal 1997.   This increase principally
resulted from increases in indebtedness due to acquisitions completed since the beginning of fiscal 1997 and increased indebtedness incurred as a result of working capital used to fund internal growth.

     Provision for income taxes. The Company's effective tax rate decreased to 35.5% of pretax income for the three months ended September 30, 1997 from 38.9% for the same period in fiscal 1997 principally due to a decrease in the aggregate average state income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Consistent with its growth strategy, the Company has significantly expanded its operations over the past year through a combination of acquisitions and internal growth. Historically, this growth has been financed principally through borrowings under the Company's senior credit facility (the "Credit Facility"), installment notes and stock issued to sellers in connection with acquisitions.

     Working capital remained consistent at $43.2 million at September 30, 1997 as compared to June 30, 1997. Cash provided by operating activities was $3.4 million for the three months ended September 30, 1997 compared with a use of cash of $1.6 million for the same period in fiscal 1997.

     Expenditures for purchases of capital equipment were $844,000 for the three months ended September 30, 1997 compared with capital expenditures of $807,000 for the same period in fiscal 1997. The Company expects to spend an additional $7.1 million for capital expenditures for the remainder of fiscal 1998.

     Management anticipates the Company's available lines of credit and cash flow generated from operations will be adequate to enable the Company to fund its operations, capital expenditures and anticipated internal growth for at least the next twelve months. Despite the amount of unused commitment under the Credit Facility, there is no assurance the Company can continue to acquire businesses consistent with the size and number of acquisitions completed in fiscal 1997, due to, among other factors, limitations on access to additional funds which may be imposed by the Credit Facility financial covenants.

RECENT PRONOUNCEMENTS

       In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") 128, "Earnings Per Share" which is effective for periods ending after December 15, 1997. The overall objective of SFAS 128 is to simplify the calculation of earnings per share and achieve comparability with International Accounting Standards. The Company will be required to adopt SFAS 128 in the second quarter of fiscal 1998, and the adoption is not expected to have a material effect on the Company's condensed consolidated financial statements.

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits filed with this report are listed in the exhibit index on page 12.

(b)  Reports on Form 8-K

     The registrant did not file a report on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    HOME HEALTH CORPORATION OF AMERICA, INC.



Date:   November 13, 1997        /s/  Bruce Colburn
                                 ---------------------------------------
                                 Chief  Financial and Accounting Officer


EXHIBIT INDEX
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

***** 10.17      Amendment No. 1 to the Third Amended and Restated Credit Agreement.
*     10.18      Lease between the Company and Swedeland Road
                  Corporation, relating to the Company's principal
                  executive offices.
*     10.19      Employment Agreement between the Company and
                  Bruce J. Feldman. (a)
*     10.20      Employment Agreement between the Company and
                  Fred J. Nicholas. (a)
***** 10.21      Employment Agreement between the Company and Bruce Colburn. (a)
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
                  the Company, a subsidiary of the Company, Preferred Diagnostic &
                  Medical Services, Inc. and Preferred Diagnostic Services, Inc.
       11.1      Computation of primary and fully diluted earnings per share for the three months ended September 30, 1997 and 1996.
       27.1      Financial data schedule for the three month period ended September
                  30, 1997.
       27.2      Financial data schedule for the three month period ended September
                  30, 1996.

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-96888) dated November 8, 1995, as amended.
** Incorporated by reference to the Company's Form 10-Q dated September 30, 1996 and filed November 14, 1996.
*** Incorporated by reference to the Company's Form 8-K dated January 10, 1997 and filed January 24, 1997.
**** Incorporated by reference to the Company's Form 10-Q dated March 31, 1997 and filed May 14, 1997.
*****  Incorporated by reference to the Company's Form 10-K/A dated June 30,
     1997 and filed October 28, 1997.
(a)  Represents management contract or compensatory plan.