Form 10-Q/A
period 1997-09-30
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1997-12-02
CIK 1000685

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  Form 10-Q/A

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


                    HOME HEALTH CORPORATION OF AMERICA, INC.



Date:   December 2, 1997         /s/  Bruce Feldman
                                 ---------------------------------------
                                 Chief Executive Officer