Form 10-Q
period 1997-12-31
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1998-02-17
CIK 1000685

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

     (Mark One)


          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997


                                       or


          (    )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________



                       Commission File Number:   0-26938


                    HOME HEALTH CORPORATION OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Pennsylvania                                23-2224800
------------------------------------------------   ---------------------------
        (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                  Identification No.)


         2200 Renaissance Boulevard
                 Suite 300
            King of Prussia, PA                                 19406
------------------------------------------------   ----------------------------
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

                    YES    [  X  ]       NO   [     ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            Class                              Outstanding at January 31, 1998
------------------------------                ---------------------------------
Common stock, no par value                                9,269,592


Exhibit index is located on page 21

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                     NUMBER
                                                                     ------

PART I:  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
          THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996         3

          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF  JUNE 30, 1997
          AND DECEMBER 31, 1997                                         4


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
          MONTHS ENDED DECEMBER 31, 1997 AND 1996                       5



          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS                                                    6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                     10


PART II:   OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        19


SIGNATURES                                                             20


EXHIBIT INDEX                                                          21

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                     (in thousands, except per share data)



                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             DECEMBER 31,                    DECEMBER 31,
                                                     ---------------------------    ----------------------------
                                                        1996             1997          1996              1997
                                                     -----------      ----------    -----------       ----------
Net revenues                                             $32,967         $45,742        $60,085          $92,788

Operating costs and expenses:
   Patient care costs                                     15,700          21,659         28,959           43,587
   General and administrative                             11,784          18,875         21,227           36,284
   Provision for doubtful accounts                         1,274           1,404          2,369            2,876

  Depreciation                                               338             593            617            1,096
  Amortization                                               465             833            820            1,584
  Interest expense, net                                      701           1,795          1,170            3,634
  Merger and other nonrecurring expenses                   1,584           4,880          1,584            4,880
  Writedown of goodwill                                        -          23,516              -           23,516
                                                     -----------      ----------    -----------       ----------
        Total operating costs and expenses                31,846          73,555         56,746          117,457
                                                     -----------      ----------    -----------       ----------
Income (loss) before income taxes                          1,121         (27,813)         3,339          (24,669)
Provision (benefit)for income taxes                          432          (3,957)         1,295           (2,841)
                                                     -----------      ----------    -----------       ----------
        Net income (loss)                                   $689        $(23,856)        $2,044         $(21,828)
                                                     ===========      ==========    ===========       ==========
Other data, including per share data:
Basic per share data:
  Net income (loss) available to common
    stockholders                                            $689        $(23,856)        $2,038         $(21,828)
                                                     ===========      ==========    ===========       ==========
  Net income (loss) per common share                       $0.08          $(2.60)         $0.25           $(2.38)
                                                     ===========      ==========    ===========       ==========
  Weighted average shares used in computing
    net income (loss) per common share                     8,377           9,158          8,201            9,153
                                                     ===========      ==========    ===========       ==========
Diluted per share data:
  Net income (loss) available to common
    stockholders                                            $711        $(23,856)        $2,121         $(21,828)
                                                     ===========      ==========    ===========       ==========
  Net income (loss) per common share                       $0.08          $(2.60)         $0.24           $(2.38)
                                                     ===========      ==========    ===========       ==========
 Weighted average shares used in computing
    net income (loss) per common share                     8,732           9,158          8,684            9,153
                                                     ===========      ==========    ===========       ==========

See accompanying notes to unaudited condensed consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                 (in thousands)




                                                                                JUNE 30,             DECEMBER 31,
                            ASSETS                                                1997                  1997
                            ------                                           -------------          -------------
Current assets:
  Cash and cash equivalents                                                           $464                 $2,129
  Accounts receivable, net of allowance for doubtful accounts of
   $10,847 and $12,461, respectively                                                56,410                 58,497
  Inventories                                                                        3,262                  3,109
  Prepaid expenses and other                                                         2,018                  3,685
  Income taxes                                                                       2,566                  5,185
                                                                             -------------          -------------
       Total current assets                                                         64,720                 72,605
Property and equipment, net                                                         18,261                 17,150
Goodwill                                                                            68,202                 48,068
Other assets, net                                                                    2,080                  2,380
                                                                             -------------          -------------
       Total assets                                                               $153,263               $140,203
                                                                             =============          =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
  Current maturities of long-term debt                                              $6,263                 $4,976
  Accounts payable                                                                   5,705                  5,242
  Accrued salaries and related employee benefits                                     4,788                  5,304
  Restructuring and other nonrecurring liabilities                                     764                  4,172
  Other current  liabilities                                                         3,996                  5,563
                                                                             -------------          -------------
       Total current liabilities                                                    21,516                 25,257
Long-term debt, net of current portion                                              78,793                 81,163
Restructuring and other nonrecurring liabilities                                       386                  2,162
Other liabilities                                                                    1,996                  2,685

Stockholders' equity:
  Preferred stock (undesignated), no par value, 10,000 shares
  Authorized; no shares issued and outstanding                                           -                      -
  Common stock, no par value, 20,000 shares authorized; 9,221 and 9,250 shares issued, 9,129 and 9,158 outstanding at June 30 and December
   31, respectively                                                                 43,927                 44,119
  Retained earnings (accumulated deficit)                                            6,645                (15,183)
                                                                             -------------          -------------
       Total stockholders' equity                                                   50,572                 28,936
                                                                             -------------          -------------
        Total liabilities and stockholders' equity                                $153,263               $140,203
                                                                             =============          =============

See accompanying notes to unaudited condensed consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (in thousands)



                                                                           SIX MONTHS ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                              1996                 1997
                                                                         -----------          ------------
Cash flows provided by (used in) operating activities:
 Net income (loss)                                                            $2,044               (21,828)
 Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
  Depreciation and amortization                                                2,386                 4,379
  Provision for doubtful accounts                                              2,369                 2,876
  Deferred income taxes                                                           52                     -
  Writedown of goodwill                                                            -                23,516
  Write-off of terminated merger costs                                             -                 1,202
Net changes in certain assets and liabilities, net of acquisitions:
  Accounts receivable                                                         (8,412)               (7,726)
  Inventories                                                                   (613)                  153
  Prepaid expenses and other                                                    (609)               (1,666)
  Income taxes                                                                   (27)               (2,620)
  Restructuring and other nonrecurring                                         1,150                 2,843
  Accounts payable, accrued expenses and other                                (4,903)                1,619
                                                                         -----------          ------------
    Net cash flows provided by (used in) operating activities                 (6,563)                2,748
                                                                         -----------          ------------
Cash flows used in investing activities:
  Purchases of property and equipment                                         (2,107)               (1,345)
  Cash paid for acquisitions, net of cash acquired                           (14,141)                 (372)
  Increase in other assets                                                      (585)                 (273)
                                                                         -----------          ------------
    Net cash flows used in investing activities                              (16,833)               (1,990)
                                                                         -----------          ------------
Cash flows provided by financing activities:
  Proceeds from long-term debt                                                24,969                 4,000
  Repayments of long-term debt                                                (1,080)               (3,285)
  Payment of deferred financing fees                                            (209)                    -
  Proceeds from issuance of common stock                                           -                   192
                                                                         -----------          ------------
    Net cash flows provided by financing activities                           23,680                   907
                                                                         -----------          ------------
Net increase in cash and cash equivalents                                        284                 1,665
Cash and cash equivalents, beginning of period                                 1,695                   464
                                                                         -----------          ------------
Cash and cash equivalents, end of period                                      $1,979                $2,129
                                                                         ===========          ============

See accompanying notes to unaudited condensed consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Home Health Corporation of America, Inc. and Subsidiaries (the "Company" or "HHCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, although the June 30, 1997 condensed consolidated balance sheet was derived from audited financial statements, it does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's Form 10-K/A filed with the Securities and Exchange Commission.

2.  PER SHARE DATA

The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," during the quarter ended December 31, 1997. The adoption of SFAS 128 did not have a material effect on the Company's earnings per share. Earnings per share and common shares outstanding for the three and six months ended December 31, 1996 have been restated for comparative purposes.

  Basic earnings per share. Basic earnings per share is calculated by dividing income available to common stockholders (the basic numerator) by the weighted-average number of common shares outstanding (the basic denominator) during the period. Income available to common stockholders is computed by deducting dividends declared in the period on preferred stock (whether or not paid) and dividends accumulated for the period on cumulative preferred stock.

  Diluted earnings per share. Diluted earnings per share is calculated by adjusting the basic numerator to add back the after-tax amount of dividends and interest recognized in the period associated with potentially issuable common shares and for any other changes in income or loss that would result from the assumed conversion or exercise of potentially issuable common shares. Additionally, the basic denominator is increased to include the additional number of common shares that would have been outstanding if the potentially issuable common shares had been issued, if dilutive. The treasury stock method is used to reflect the dilutive effect of outstanding options and warrants.

Under SFAS 128, the computation of diluted EPS does not assume the conversion or exercise of securities that have an antidilutive effect on earnings per share (i.e., increase the earnings-per-share amount or decrease the loss-per-share amount).

3.  MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will have their cost limits determined as the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limits, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits will apply to the Company for the cost reporting period beginning July 1, 1998, except for the Company's Medicare-certified nursing agency located in Texas, for which the new cost limits will apply for the cost reporting period beginning January 1, 1998. During the three months ended December 31, 1997, various regulations and interpretations of the Budget Act were published which enabled the Company to calculate the potential impact on reimbursement of the new IPS cost limits. Management's analysis, without giving effect to the restructuring discussed below, estimated the aggregate impact on reimbursement to exceed $5.0 million for certain of the Company's Medicare-certified nursing agencies. After giving effect to the restructuring, management estimates that the aggregate impact on reimbursement will be between $2.0 to $4.5 million, assuming no additional cost reductions are made during the remainder of fiscal 1998 or during fiscal 1999. Management is reviewing potential additional cost reductions to reduce the estimated impact of the IPS.

The Budget Act also provided for a 25% reduction in home oxygen reimbursement from the 1997 fee schedule effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index increases in oxygen reimbursement rates until the year 2003. Approximately 5.8% of the Company's net revenues are derived from reimbursement of oxygen services affected by the reduction in the fee schedule, which may result in a significant impact on the profitability of these services.

During the three months ended December 31, 1997, the Company developed a restructuring plan to aggressively respond to the above reductions in Medicare reimbursement by fundamentally reshaping the Company for long-term growth in the changing environment. This plan, as well as management's assessment of the continuing value of goodwill under the changing reimbursement environment, resulted in pre-tax accounting charges during the three months ended December 31, 1997 of $28.4 million which was comprised of a writedown of goodwill of $23.5 million, restructuring costs of $3.7 million and the write-off of deferred costs aggregating $1.2 million related to a terminated acquisition.

The writedown of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," based upon management's estimate of the impact of the announced reductions in oxygen reimbursement and the expected impact of the IPS on the Company's continuing operations. Management determined that these impacts indicated the carrying value of goodwill should be written down by $23.5 million, which is comprised of $9.0 million related to certain durable medical equipment, respiratory therapy and infusion therapy companies and $14.5 million related to certain Medicare-certified nursing agencies. This writedown is reflected in the accompanying condensed consolidated statement of operations.

The restructuring costs of $3.7 million are comprised of (i) the closure and consolidation of certain branch locations, including the accrual of estimated facility exit costs and future lease costs, the write-off of leasehold improvements, and other exit costs aggregating $1.6 million, (ii) estimated employee severance costs in connection with the related termination of employees, including certain former owners of businesses acquired, aggregating $1.7 million and (iii) certain other costs related to the restructuring aggregating $370,000. The restructuring plan is expected to be substantially implemented by March 1998. The cash portion of the pre-tax accounting charge is estimated to be approximately $3.7 million. No material amounts were charged against the related accruals during the three months ended December 31, 1997. The restructuring costs have been included in merger and other nonrecurring expenses in the accompanying condensed consolidated statement of operations.

On February 11, 1998, the Company and U.S. HomeCare Corporation ("USHO") agreed to the termination of the proposed merger (the "Terminated Merger") between the two companies. Deferred costs associated with the Terminated Merger of $1.2 million were written-off during the three months ended December 31, 1997 and included in merger and other nonrecurring expenses in the accompanying condensed consolidated statement of operations.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the six months ended December 31:

                                                                1996                 1997
                                                           ---------------      ---------------
                                                                      (in thousands)
Non-cash investing and financing activities:
Acquisitions:
  Assets acquired and amounts paid to former owners               $27,656               $  372
  Less:
    Liabilities assumed and acquisition costs                       7,940                    -
    Issuance of  subordinated seller notes                          3,625                    -
    Issuance of common stock                                        1,950                    -
                                                         ----------------     -----------------
  Cash paid, net of cash acquired                                 $14,141               $  372
                                                         ================     =================

Capital lease obligations incurred                                $   755                 $ 744
                                                         ================     =================

Conversion of HHSI convertible notes into the Company's
 common stock:
  Common stock, no par                                              2,042                     -
  Additional paid-in capital                                         (104)                    -
                                                         ----------------     -----------------
                                                                  $ 1,938                     -
                                                         ================     =================

Exchange of HHSI shares for the Company's common stock
                                                                  $ 1,250                     -
                                                         ================     =================

5. CREDIT FACILITY

On February 17, 1998, the Company's senior credit facility (the "Credit Facility") was amended to limit aggregate borrowings under the Credit Facility, increase the interest rate on such borrowings, and waived and amended certain financial covenants. See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD OUTLOOK AND RISKS

The Company is subject to significant external factors which could significantly impact its business, including changes in Medicare reimbursement, government fraud and abuse initiatives and other such factors which are beyond the control of the Company. Certain of these factors are discussed herein. Refer to the Company's Form 10K/A for the year ended June 30, 1997 for a discussion of additional factors which management believes may significantly impact the Company. These factors, as well as future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends.

GENERAL

The financial condition and results of operations of the Company for the three and six months ended December 31, 1997 compared with the three and six months ended December 31, 1996 have been affected by both acquisitions and internal growth.

ACQUISITIONS

The results of operations of the companies acquired during fiscal 1997 are included in the Company's consolidated results of operations from their respective acquisition dates, which occurred at various times during fiscal 1997. Accordingly, the operating results for any fiscal quarter are not necessarily comparable with the results for any past or future fiscal quarter. During fiscal 1997, the Company entered the Texas and New England regions with five acquisitions, expanding its operations into Texas, Massachusetts, New Hampshire, Rhode Island and Maine. Additionally, during fiscal 1997, the Company expanded its ongoing operations in Pennsylvania, New Jersey, Maryland and the Tampa/St. Petersburg, Florida market with five acquisitions, and also expanded into Illinois as a result of a merger transaction. There were no acquisitions from July 1, 1997 through December 31, 1997. The Company is required to make certain payments to former owners of businesses acquired in prior periods as part of the consideration paid for these acquisitions. The Company paid $372,000 in additional consideration for certain acquisitions during the six months ended December 31, 1997. As a result of the changing reimbursement environment, management expects a slowing of growth through acquisition. Additionally, the Company is currently restricted by its senior credit facility from, acquisitions. See "Liquidity and Capital Resources."

On February 11, 1998, the Company and U.S. HomeCare Corporation ("USHO") agreed to the termination of the proposed merger (the "Terminated Merger") between the two companies. Deferred costs associated with the Terminated Merger of $1.2 million were written-off during the three months ended December 31, 1997 and included in merger and other nonrecurring expenses in the accompanying condensed consolidated statement of operations.

INTERNAL GROWTH

Three months ended December 31, 1997 compared to the three months ended December
31. 1996. The Company experienced a decrease in its internal growth rate during the three months ended December 31, 1997 to 4.2% from 14.5% for the comparable period in fiscal 1997. Internal growth for the three months ended December 31, 1997 was comprised of an increase of 12.8%, or $1.5 million, in same-branch Medicare cost-reimbursed nursing and related patient services net revenues, offset by a decrease of 1.3% or $234,000, in net revenues for services and products and non-Medicare nursing services (i.e., non-Medicare nursing and related patient services, durable medical equipment and respiratory and infusion therapy services). The increase in net revenues relating to Medicare cost-reimbursed nursing and related patient services resulted from a 10.7% increase in visits from same-branch Medicare cost-reimbursed nursing branches and increased costs incurred by these branches resulting in additional cost reimbursement. The decrease in net revenues relating to services and products and non-Medicare nursing services was due to various factors such as the Company ceasing to provide services and products to selected managed care companies due to their protracted payment terms, a reduction in reimbursement rates by certain managed care companies and losing certain contracts due to the Company's unwillingness to agree to rate reductions with certain managed care contracts. These events primarily impacted the branches which provide durable medical equipment and respiratory services, which experienced an aggregate decrease in net revenue for these services for the three months ended December 31, 1997 of 15.9%, or $1.4 million. This decrease was offset by an increse in non-Medicare nursing and infusion therapy services of 12.0%, or $1.2 million, which resulted from cross-selling of these services and increased patient referrals.

Six months ended December 31, 1997 compared to the six months ended December 31. 1996. The Company experienced an increase in its internal growth rate during the six months ended December 31, 1997 of 13.3% as compared to 10.4% for the comparable period in fiscal 1997. This increase was comprised of an increase of 3.2%, or $4.8 million, in same-branch Medicare cost-reimbursed nursing and related patient services net revenues and an increase of 7.1%, or $2.3 million, in net revenues for services and products and non-Medicare nursing services. The increase in net revenues relating to Medicare cost-reimbursed nursing and related patient services for these periods resulted from an 11.8% increase in visits from same-branch Medicare cost-reimbursed nursing branches and increased costs incurred by these branches resulting in additional cost reimbursement. The increase in net revenues relating to services and products non-Medicare nursing services was comprised of an increase of 16.7%, or $2.9 million, in non-Medicare nursing and infusion therapy services, offset by a decrease of 4.0%, or $601,000, in durable medical equipment and respiratory therapy services. The increase in non-Medicare nursing and infusion therapy services resulted from effective cross-selling of these services and increased patient referrals. The decrease in durable medical equipment and respiratory therapy services was due to various factors such as the Company ceasing to provide services and products to selected managed care companies due to their protracted payment terms, a reduction in reimbursement rates by certain managed care companies and losing certain contracts due to the Company's unwillingness to agree to rate reductions with certain managed care contracts.

The Company may continue to experience a decrease in the internal growth rate related to respiratory therapy services as a result of the reduction on January 1, 1998 in Medicare reimbursement for oxygen services. Additionally, the Company may experience a decrease in the internal growth rate for its Medicare-certified nursing agencies when it is subject to the IPS. Because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that the Company can increase or maintain the internal growth rates at levels experienced in previous years.

RESULTS OF OPERATIONS

                                        PERCENTAGE  OF  NET REVENUE FOR          PERCENTAGE  OF  NET REVENUE FOR
                                            THE THREE MONTHS  ENDED                   THE SIX MONTHS ENDED
                                                  DECEMBER 31,                              DECEMBER 31,
                                      ---------------------------------       ----------------------------------
                                           1996                1997                 1996                1997
                                      ------------       --------------       -------------       --------------
Net revenues                                 100.0%               100.0%              100.0%               100.0%
Operating costs and expenses:
      Patient care costs                      47.6                 47.4                48.2                 47.0
      General and administrative              35.7                 41.3                35.3                 39.1
      Provision for doubtful accounts          3.9                  3.1                 3.9                  3.1
      Depreciation                             1.0                  1.3                 1.0                  1.2
      Amortization                             1.4                  1.8                 1.4                  1.7
      Interest expense, net                    2.1                  3.9                 1.9                  3.9
      Merger and restructuring costs           4.8                 10.7                 2.6                  5.3
      Writedown of goodwill                      -                 51.4                   -                 25.3
                                      ------------       --------------       -------------       --------------

Income (loss) before income taxes              3.5                (60.9)                5.7                (26.6)

Income tax expense (benefit)                   1.3                 (8.7)                2.2                 (3.1)
                                      ------------       --------------       -------------       --------------

Net income (loss)                              2.2%               (52.2)%               3.5%               (23.5)%
                                      ============       ==============       =============       ==============

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1996.

Net revenues. For the three months ended December 31, 1997, net revenues increased to $45.7 million. This represented an increase of $12.8 million, or 38.8%, over the three months ended December 31, 1996. Of this increase, $11.5 million, or 90.2%, was attributable to acquisitions completed during the second, third and fourth quarters of fiscal 1997. The balance of the increase was due to internal growth of 4.2%, or $1.3 million. See "Internal Growth." Net revenues from nursing and related patient services increased from $20.8 million for the three months ended December 31, 1996 to $30.6 million for the three months ended December 31, 1997, a 47% increase. Total Medicare nursing visits increased 56% to 264,000 visits for the three months ended December 31, 1997. Total non-Medicare nursing hourly and visit volume increased 40% and 11%, respectively, to 305,000 hours and 53,000 visits, respectively, for the three months ended December 31, 1997. Acquisitions, effective cross-selling of other services and increased referrals contributed to these volume increases. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased $3.0 million, or 24.3%, to $15.2 million for the three months ended December 31, 1997, from $12.2 million for the three months ended December 31, 1996, primarily as a result of acquisitions, as well as increased referrals and effective cross-selling of infusion therapy services to the Company's nursing patients. Durable medical equipment and respiratory therapy net revenues, excluding net revenues from acquisitions, decreased $1.4 million, or 15.9%, for the three months ended December 31, 1997 from the three months ended December 31, 1996. See "Internal Growth."

Patient care costs. For the three months ended December 31, 1997, patient care costs increased to $21.7 million. This represented an increase of $6.0 million, or 38.0%, over the three months ended December 31, 1996. This increase principally related to increases in net revenues of $12.8 million. These costs decreased slightly as a percentage of net revenues from 47.6% to 47.4%. The Company may experience an increase in patient care costs as a percentage of net revenues in the future as a result of the reduction on January 1, 1998 in Medicare oxygen reimbursement, continued pressure by managed care payors to reduce their reimbursement to the Company for its products and services and the lower IPS cost limits for the Medicare-certified nursing agencies. Conversely, as the Company continues to cease providing services and products to selected managed care companies whose contracted rates are marginally profitable, the Company may experience a decrease in patient care costs as a percentage of net revenues.

General and administrative expenses. For the three months ended December 31, 1997, general and administrative expenses increased to $18.9 million. This represented an increase of $7.1 million, or 60.2%, over the three months ended December 31, 1996. These costs increased as a percentage of net revenues from 35.7% to 41.3%. These increases were due to various factors including $4.3 million related to the acquisitions completed during the second, third and fourth quarters of fiscal 1997, with the balance resulting from increases in costs such as increased staffing in certain departments, including credit and collections, management information services and key management positions within the Company to support the Company's current and anticipated future growth, increased costs associated with implementing the Company's regional coordinated care centers, and increases in insurance, telecommunication and other operating expenses as a result of the growth in net revenues and volumes. In an effort to reduce operating costs in the future, the Company recorded a restructuring charge during the three months ended December 31, 1997. See "Merger and Other nonrecurring expenses."

Provision for doubtful accounts. For the three months ended December 31, 1997, provision for doubtful accounts increased to $1.4 million. This represented an increase of $130,000, or 10.2%, over the three months ended December 31, 1996. Provision for doubtful accounts decreased slightly as a percentage of net revenues from 3.9% to 3.1%. This was due principally to the increase in Medicare cost-reimbursed nursing and related patient services net revenues as a percentage of total net revenues to 43.5% for the three months ended December 31, 1997 from 38.8% for the three months ended December 31, 1996, which do not require a provision for doubtful accounts.

Depreciation. For the three months ended December 31, 1997, depreciation expense increased to $593,000. This represented an increase of $255,000, or 75.4%, over the three months ended December 31, 1996. This increase was attributable to fixed assets acquired in connection with acquisitions and capital expenditures related to vehicles, management information systems and equipment to support the Company's internal growth.

Amortization. For the three months ended December 31, 1997, amortization increased to $833,000. This represented an increase of $368,000, or 79.1%, over the three months ended December 31, 1996. This increase was attributable to amortization of goodwill arising from acquisitions in fiscal 1997.

Interest expense, net.   Interest expense, net, increased $1.1 million, or
156.1%, to $1.8 million during the three months ended December 31, 1997 compared with the three months ended December 31, 1996. This increase resulted from increased borrowings for acquisitions in fiscal 1997 and increased borrowings to finance working capital requirements for internal growth.

Merger and other nonrecurring expenses During the three months ended December 31, 1997, the Company recorded a charge in connection with restructuring of the Company's operations. The Company evaluated the impact of reductions in reimbursement for oxygen services and the IPS and, where appropriate, is closing offices and reducing administrative personnel resulting in an an expected annual reduction in operating costs aggregating $4 million. As a result of these restructuring activities, the Company recorded a pre-tax charge of $3.7 million in connection with (i) the closure and consolidation of certain branch locations, including the accrual of estimated facility exit costs and future lease costs, the write-off of leasehold improvements, and other exit costs aggregating $1.6 million, (ii) estimated employee severance costs in connection with the related termination of employees, including certain former owners of businesses acquired, aggregating $1.7 million, and (iii) certain other costs related to the restructuring aggregating $370,000. Management believes that the restructuring plan, which is expected to be substantially implemented by the end of March 1998, will position the Company as a lower cost provider under the Medicare prospective payment system that is scheduled to be implemented October 1, 1999, as well as reduce the impact on the Company of the reduction in Medicare reimbursement for oxygen services and the IPS limits.

Additionally, deferred costs aggregating $1.2 million associated with the Terminated Merger have been written off during the quarter ended December 31, 1997.

For the three months ended December 31, 1996, certain nonrecurring expenses of $1.6 million were recorded as a result of a merger which occurred in November 1996. Such costs were comprised of transaction fees, legal and accounting costs and other nonrecurring expenses associated with the merger.

Writedown of Goodwill. The Company recorded a writedown of goodwill previously recorded in connection with certain acquisitions. The Company determined the writedown of goodwill was required under SFAS 121 based upon management's estimate of the impact of the announced reductions in Medicare reimbursement for oxygen services and the expected impact of the IPS on the Company's continuing operations. Management determined that these impacts indicated that the carrying value of goodwill should be written down by $23.5 million, which is comprised of $9.0 million related to certain durable medical equipment, and respiratory and infusion therapy companies and $14.5 million related to certain Medicare-certified nursing agencies.

The Company will continue to evaluate the continuing value of goodwill in accordance with SFAS 121. There can no assurance that the remaining balance of goodwill of $48.1 million at December 31, 1997 will not be reduced for possible impairments which may occur in the future as a result of changes in reimbursement or other issues. Additionally, reimbursement regulations have been issued related to reimbursement for certain mobile diagnostic services. These regulations could eliminate payment for mobile diagnostic services to the Company. Goodwill associated with mobile diagnostic services acquisitions aggregates approximately $1.1 million at December 31, 1997. Mobile diagnostic services represent less than 3% of the Company's current net revenues.


Provision (Benefit) for Income Taxes. The Company recorded a tax benefit of 14.2% of pretax income for the three months ended December 31, 1997, principally as a result of the merger and restructuring charges and the writedown of goodwill recorded during this period. The writedown of goodwill included approximately $15.6 million of nondeductible goodwill recorded in connection with certain acquisitions, for which the Company receives no income tax benefit.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1996.

Net revenues. For the six months ended December 31, 1997, net revenues increased to $92.8 million. This represented an increase of $32.7 million, or 54.4%, over the six months ended December 31, 1996. Of this increase, $25.6 million, or 78.3%, was attributable to acquisitions completed during fiscal 1997. The balance of the increase was due to internal growth of 13.3%, or $7.1 million. See "Internal Growth." Net revenues from nursing and related patient services increased from $37.0 million for the six months ended December 31, 1996 to $61.4 million for the six months ended December 31, 1997, a 65.8% increase. Total Medicare nursing visits increased 80% to 538,000 visits for the six months ended December 31, 1997. Total non-Medicare nursing hourly and visit volume increased 61% and 69%, respectively, to 627,000 hours and 105,000 visits, respectively, for the six months ended December 31, 1997. Acquisitions, effective cross-selling of other services and increased referrals contributed to these volume increases. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased $8.3 million, or 36.1%, to $31.4 million for the six months ended December 31, 1997, from $23.1 million for the six months ended December 31, 1996 as a result of acquisitions, and increased referrals and effective cross-selling of infusion therapy services to the Company's nursing patients. Durable medical equipment and respiratory therapy net revenues, excluding net revenues from acquisitions, decreased $601,000, or 4%, for the six months ended December 31, 1997 from the six months ended December 31, 1996. See "Internal Growth."

Patient care costs. For the six months ended December 31, 1997, patient care costs increased to $43.6 million. This represented an increase of $14.6 million, or 50.5%, over the six months ended December 31, 1996. This increase principally related to increases in net revenues. These costs decreased slightly as a percentage of net revenues from 48.2% to 47.0%. The Company may experience an increase in patient care costs as a percentage of net revenues in the future as a result of the reduction on January 1, 1998 in Medicare oxygen reimbursement, a continued pressure by managed care payors to reduce their reimbursement to the Company for its products and services and the lower IPS cost limits for the Medicare-certified nursing agencies. Conversely, as the Company continues to cease providing services and products to selected managed care companies whose contracted rates are marginally profitable, the Company may experience a decrease in patient care costs as a percentage of net revenues.

General and administrative expenses. For the six months ended December 31, 1997, general and administrative expenses increased to $36.3 million. This represented an increase of $15.1 million, or 70.9%, over the six months ended December 31, 1996. These costs increased as a percentage of net revenues from 35.3% to 39.1%. These increases were due to various factors including $8.6 million related to the acquisitions completed during the second, third and fourth quarters of fiscal 1997, with the balance resulting from increases in costs such as increased staffing in credit and collections, management information services and key management positions within the Company to support the Company's current and anticipated future growth, increased costs associated with implementing the Company's regional coordinated care centers, and increases in insurance, telecommunication and other operating expenses as a result of the growth in net revenues and volumes. In an effort to reduce operating costs, the Company recorded a restructuring charge during the three months ended December 31, 1997. See "Merger and other nonrecurring expenses."

Provision for doubtful accounts. For the six months ended December 31, 1997, provision for doubtful accounts increased to $2.9 million. This represented an increase of $507,000, or 21.4%, over the six months ended December 31, 1996. This increase was due to increases in net revenues for the six months ended December 31, 1997. Provision for doubtful accounts decreased slightly as a percentage of net revenues from 3.9% to 3.1%. This was due principally to the increase in Medicare cost-reimbursed nursing and related patient services net revenues as a percentage of total net revenues to 43.3% for six months ended December 31, 1997, from 37.3% for the six months ended December 31, 1996, which do not require a provision for doubtful accounts.

Depreciation. For the six months ended December 31, 1997, depreciation expense increased to $1.1 million. This represented an increase of $480,000, or 77.8%, over the six months ended December 31, 1996. This increase was attributable to fixed assets acquired in connection with acquisitions and capital expenditures related to vehicle, management information systems and equipment to support the Company's internal growth.

Amortization. For the six months ended December 31, 1997, amortization increased to $1.6 million. This represented an increase of $764,000, or 93.2% over the six months ended December 31, 1996. This increase was attributable to amortization of goodwill arising from acquisitions in fiscal 1997.

Interest expense, net.   Interest expense, net, increased $2.4 million, or
210.5%, to $3.6 million during the six months ended December 31, 1997 compared with the six months ended December 31, 1996. This increase resulted from increased borrowings for acquisitions in fiscal 1997 and increased borrowings to finance working capital requirements for internal growth.

Merger and Other Nonrecurring expenses. See "Three Months Ended December 31, 1997 Compared with the Three Months Ended December 31, 1996 - Merger and Other Nonrecurring expenses."

Writedown of Goodwill. See "Three Months Ended December 31, 1997 Compared with the Three Months Ended December 31, 1996 - Writedown of Goodwill."

Provision (Benefit) for Income Taxes. The Company recorded a tax benefit of 11.5% of pretax income for the six months ended December 31, 1997, principally as a result of the merger and restructuring charges and the writedown of goodwill recorded during the second quarter of fiscal 1998. The writedown of goodwill included approximately $15.6 million of nondeductible goodwill recorded in connection with certain acquisitions, for which the Company receives no income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $47.3 million at December 31, 1997 from $43.2 million at June 30, 1997, an increase of $4.1 million. The increase primarily resulted from an increase in current assets of $7.9 million, offset by an increase in current liabilities of $3.7 million. Accounts receivable, net, increased $2.1 million from June 30, 1997 to December 31, 1997. This increase was principally due to acquisitions, internal growth and an increase in days net revenues outstanding from 92 to 110 for this period. The increase in days net revenues outstanding resulted from a decrease in net revenue of $2.1 million from the three months ended June 30, 1997 to the three months ended December 31, 1997, as well as an increase of $2.1 million in net accounts receivable from June 30, 1997 to December 31, 1997. The increase in accounts receivable is due principally to certain managed care payors continuing to subject the Company to protracted payment terms and increasing attempts by these and other third-party payors to deny payments for appropriate products and services furnished to their subscribers. Cash flow provided by operations was $2.7 million for the six months ended December 31, 1997 compared with $6.6 million used in operations in the six months ended December 31, 1996.

Cash expenditures for acquisitions were $14.1 million for the six months ended December 31, 1996. There were no acquisitions consummated during the six months ended December 31, 1997. During the six months ended December 31, 1997, the Company paid $372,000 in additional consideration for acquisitions consummated prior to fiscal 1998. As a result of the changing reimbursement environment, management expects a slowing of growth through acquisition.

Goodwill was $48.1 million at December 31, 1997, after a $23.5 million writedown recorded during the three months ended December 31, 1997. The Company will continue to evaluate the continuing value of goodwill in accordance with SFAS
121. There can be no assurance that the remaining balance of goodwill at December 31, 1997 will not be reduced for possible impairments which may occur in the future as a result of changes in reimbursement or other issues. Additionally, reimbursement regulations have been issued related to reimbursement for certain mobile diagnostic services. These regulations could eliminate payment for mobile diagnostic services to the Company. Goodwill associated with mobile diagnostic services acquisitions aggregates approximately $1.1 million at December 31, 1997. Mobile diagnostic services represent less than 3% of the Company's current net revenues.

Expenditures for purchases of capital equipment were $1.3 million and $2.1 million for the six months ended December 31, 1997 and 1996, respectively, including $744,000 of purchases in fiscal 1998 funded through a secured master lease agreement. The Company expects to spend approximately $5.8 million for capital expenditures for the remainder of fiscal 1998. The Company typically funds a significant portion of its capital expenditures through a secured master lease arrangement.

     The Company's Medicare-certified nursing agencies are subject to the Medicare surety bond requirement imposed by the Budget Act. The Company is required to have surety bonds in place no later than February 27, 1998 for these agencies and is in the process of complying with these requirements. Management estimates the aggregate cost of these surety bonds to be between $100,000 to $500,000 for the first six months of coverage. A date has not been established for surety bond coverage for durable medical equipment providers as the proposed rules for such providers have not been finalized yet. Due to the nature of the surety bonds serving as a Medicare fraud and abuse deterrent and the potential for insurers to have significant risk under the bonds, many insurers are unwilling to provide surety bond coverage that complies with all the specifications of the regulation. As a result, there can be no assurance the Company will be able to obtain surety bond coverage that complies with the regulations or that such coverage will be adequate or available to the Company in the future on satisfactory terms, if at all. Additionally, there can be no assurance that any judgments, settlements or costs relating to pending or future claims under these surety bonds will not have a material adverse effect on the Company's results of operations or financial condition.

The Company had a $100 million senior credit facility (the "Credit Facility")available for acquisitions, working capital and other general corporate purposes. As a result of the merger and restructuring costs and writedown of goodwill which were recorded during the three months ended December 31, 1997, the Company was not in compliance with certain covenants of the Credit Facility. The Company received a waiver of these covenants and is in compliance at December 31, 1997. Additionally, on February 17, 1998, the Credit Facility was amended to limit aggregate borrowings for working capital purposes to $48 million and no longer permits the Company to borrow for acquisition purposes until it meets certain criteria as defined by the Credit Facility. Additionally, the interest rates available to the Company on borrowings under the Credit Facility were increased by 0.5% per annum. On February 17, 1998, the Company had $79.1 million outstanding under the Credit Facility bearing interest at a weighted average interest rate of 8.0% and $9.9 million of unused commitment available for working capital purposes.

Management anticipates the Company's available lines of credit and cash flow generated from operations will be adequate to enable the Company to fund its operations, capital expenditures and anticipated internal growth for at least the next twelve months. However, the Company will be unable to continue to acquire other businesses due to, among other factors, limitations on access to additional funds which have been imposed by the Credit Facility financial covenants. The Company is currently reviewing long-term financing alternatives.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits filed with this report are listed in the index on page 20.

(b)  Reports on Form 8-K

     The registrant filed a report on Form 8-K on October 7, 1997 and under Item 5 therein disclosed its proposed merger with U.S. HomeCare Corporation.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       HOME HEALTH CORPORATION OF AMERICA, INC.


Date:   February 17, 1998     /s/ Bruce J. Feldman
                              -----------------------------------------
                              President and Chief  Executive Officer
                                (Duly Authorized Officer and Principal Financial Officer)



EXHIBIT INDEX

  Exhibit No.   DESCRIPTION
--------------  -----------
*          3.1  Amended and Restated Articles of Incorporation of the Company.
*          3.2  Amended and Restated Bylaws of the Company.
**        10.1  Stock Purchase Agreement among HHCA, Home Health Corporation of New Hampshire, Randy DiSalvo,
                 R.S.D. Management Services, Inc., Nursing Services Home Care, Inc. and Nursing Services Home Care, Ltd.
***       10.2  Asset Acquisition Agreement Among Home Health Corporation of America, Inc. and its Nominees, LHS
                 Holdings, Inc., Liberty Health Services, Inc., Nurses Today M/C, Inc. and Mark H. O'Brien.
***       10.3  Asset Acquisition Agreement Among Home Health Corporation of America, Inc. and its Nominees,
                 PDN, Inc., Medical I.V., Inc. and Mark H. O'Brien.
***       10.4  Indemnification Agreement Among Home Health Corporation of America, Inc. and its Nominees, LHS
                 Holdings, Inc., Liberty Health Services, Inc., Nurses Today M/C, Inc., PDN, Inc., Medical I.V.,
                 Inc. and Mark H. O'Brien.
*         10.5  Asset Acquisition Agreement among Home Care Medical Supply and Equipment, Inc., Alpha Home Care
                 Services, Inc., Joel Schreiber, and Joseph J. D'Alessandro, including schedules and exhibits thereto.
*         10.6  Subordination Agreement among CoreStates Bank, N.A., Summit Ventures II, L.P., Summit Investors II, L.P., CoreStates
                 Enterprise Fund, and Alpha Home Care Services, Inc.
*         10.7  Stock Purchase Agreement by and between Home Health Corporation of Delaware, Inc.,William Moses, Milton Altshuler,
                 Steven R. Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
*         10.8  Asset Acquisition Agreement between HHCDME, Inc., and Master Medical Supply Co., Inc., relating to Delaware
                 Acquisition.
*         10.9  Asset Acquisition Agreement between HHCD, Inc., and Professional Home Health Care Agency, Inc.,
                 relating to Delaware Acquisition.
*         10.10 Indemnification Agreement relating to Delaware Acquisition.
*         10.11 Agreement among Home Health Care Corporation of Delaware Inc., HHCD, Inc., HHCDME, Inc., Master Medical Supply Co.,
                 Inc., Professional Home Health Services, Inc., Professional Home Health Care Agency, Inc., William Moses, Andra H.
                 Moses, Steven R. Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
*         10.12 Full Payment Guaranty of the Company relating to Delaware Acquisition.
*         10.13 Subordination Agreement among CoreStates Bank, N.A., Summit Ventures II, L.P., Summit Investors II, L.P., CoreStates
                 Enterprise Fund, and parties to Delaware Acquisition transaction documents.
*         10.14 Separation Agreement among Home Health Corporation of America, Inc., Home Health Corporation of Delaware, Inc.,
                 HHCD, Inc., HHCDME, Inc., Steven R. Altshuler, Jane E. Altshuler, William W. Moses and Andra H. Moses
*         10.15 Asset Purchase Agreement between Pennsylvania Home Care, Inc. and Healthcare Professionals, Inc.
****      10.16 Third Amended and Restated Credit Agreement.
*****     10.17 Amendment No. 1 to the Third Amended and Restated Credit Agreement.
*         10.18 Lease between the Company and Swedeland Road Corporation, relating to the Company's principal executive offices.
*         10.19 Employment Agreement between the Company and Bruce J. Feldman. (a)


*         10.20  Employment Agreement between the Company and Fred J. Nicholas. (a)
*****     10.21  Employment Agreement between the Company and Bruce Colburn. (a)
*         10.22  Employment Agreement between the Company and Joseph Grilli. (a)
*         10.23  1995 Employee and Consultant Equity Plan. (a)
*         10.24  1984 Employee Stock Option Plan (Qualified and Non-Qualified), as amended and restated. (a)
*         10.25  Consent and Amendment to Note and Stock Purchase Agreement, dated September 29, 1995, among the company, certain subsidiaries of the Company, Summit Ventures II, L.P., Summit Investors II, L.P.
*         10.26  Subordination Agreement, dated September 29, 1995, among CoreStates Bank, N.A., Summit Ventures II, L.P., Summit
                  Investors II, L.P., Summit Subordinated Debt Fund, L.P., CoreStates Enterprise Fund and Preferred Diagnostic
                  Services, Inc.
*         10.27  Asset Acquisition Agreement among the Company, Home Health Corporation of America, Inc. - Tampa, Preferred
                  Diagnostic & Medical Services, Inc., Preferred Diagnostic Services, Inc., G&S Industries, Inc., and Joel M.
                  Grossman, Jeffrey Grossman, Joseph Sterensis, Barbara Sterensis and Richard Levitt.
*         10.28  Registration Rights Agreement, dated September 28, 1995, among the Company, a subsidiary of the Company, Preferred
                  Diagnostic & Medical Services, Inc. and Preferred Diagnostic Services, Inc.
******    10.29  Amended and Restated Agreement and Plan of Merger among Home Health Corporation of America, Inc., HHCA Acquisition
                  Corporation, Inc. and U.S. HomeCare Corporation.
          10.30  Termination of Amended and Restated Agreement and Plan of Merger among Home Health Corporation of America, Inc.,
                 HHCA Acquisition Corporation, Inc. and U.S. HomeCare Corporation.
          10.31  Amendment No. 3 to Third Amended and Restated Credit Agreement
          11.1   Computation of basic and diluted loss per share for the three and six months ended December 31, 1997.
          11.2   Computation of basic and diluted earnings per share for the three and six months ended December 31, 1996.
          27.1   Financial data schedule for the six month period ended December 31, 1997.
------------------------
*       Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-96888) dated November 8,
         1995, as amended.
**      Incorporated by reference to the Company's Form 10-Q dated September 30, 1996 and filed November 14, 1996.
***     Incorporated by reference to the Company's Form 8-K dated January 10, 1997 and filed January 24, 1997.
****    Incorporated by reference to the Company's Form 10-Q dated March 31, 1997 and filed May 14, 1997.
*****   Incorporated by reference to the Company's Form 10-K/A dated June 30, 1997 and filed October 28, 1997.
******  Incorporated by reference to the Company's Form 8-K dated September 26, 1997 and filed October 7, 1997.
(a)     Represents management contract or compensatory plan
