Form 10-Q/A
period 1997-12-31
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1998-02-18
CIK 1000685

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

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (in thousands)



                                                                           SIX MONTHS ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                              1996                 1997
                                                                         -----------          ------------
Cash flows provided by (used in) operating activities:
 Net income (loss)                                                            $2,044               (21,828)
 Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
  Depreciation and amortization                                                2,386                 4,379
  Provision for doubtful accounts                                              2,369                 2,876
  Deferred income taxes                                                           52                     -
  Writedown of goodwill                                                            -                23,516
  Write-off of terminated merger costs                                             -                 1,202
Net changes in certain assets and liabilities, net of acquisitions:
  Accounts receivable                                                         (8,412)               (7,726)
  Inventories                                                                   (613)                  153
  Prepaid expenses and other                                                    (609)               (1,666)
  Income taxes                                                                   (27)               (2,620)
  Restructuring and other nonrecurring                                         1,150                 2,843
  Accounts payable, accrued expenses and other                                (4,903)                1,619
                                                                         -----------          ------------
    Net cash flows provided by (used in) operating activities                 (6,563)                2,748
                                                                         -----------          ------------
Cash flows used in investing activities:
  Purchases of property and equipment                                         (2,107)               (1,345)
  Cash paid for acquisitions, net of cash acquired                           (14,141)                 (372)
  Increase in other                                                             (585)                 (273)
                                                                         -----------          ------------
    Net cash flows used in investing activities                              (16,833)               (1,990)
                                                                         -----------          ------------
Cash flows provided by financing activities:
  Proceeds from long-term debt                                                24,969                 4,000
  Repayments of long-term debt                                                (1,080)               (3,285)
  Payment of deferred financing fees                                            (209)                    -
  Proceeds from issuance of common stock                                           -                   192
                                                                         -----------          ------------
    Net cash flows provided by financing activities                           23,680                   907
                                                                         -----------          ------------
Net increase in cash and cash equivalents                                        284                 1,665
Cash and cash equivalents, beginning of period                                 1,695                   464
                                                                         -----------          ------------
Cash and cash equivalents, end of period                                      $1,979                $2,129
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

During the three months ended December 31, 1997, the Company developed a restructuring plan to aggressively respond to the above reductions in Medicare reimbursement by fundamentally reshaping the Company for long-term growth in the changing environment. This plan, as well as management's assessment of the continuing value of goodwill under the changing reimbursement environment, resulted in pre-tax accounting charges during the three months ended December 31, 1997 aggregating $28.4 million which were comprised of a writedown of goodwill of $23.5 million, restructuring costs of $3.7 million and the write-off of deferred acquisition costs aggregating $1.2 million related to a terminated acquisition.

The writedown of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," based upon management's estimate of the impact of the announced reductions in oxygen reimbursement and the expected impact of the IPS on the Company's continuing operations. Based upon management's determination of the expected impact of these changes in reimbursement on the carrying value of goodwill, goodwill was written down by $23.5 million during the three months ended December 31, 1997. This writedown was comprised of $9.0 million related to certain durable medical equipment, respiratory therapy and infusion therapy companies and $14.5 million related to certain Medicare-certified nursing agencies. This writedown is reflected in the accompanying condensed consolidated statement of operations.

The restructuring costs of $3.7 million were comprised of (i) the closure and consolidation of certain branch locations, including the accrual of estimated facility exit costs and future lease costs, the write-off of leasehold improvements, and other exit costs aggregating $1.6 million, (ii) estimated employee severance costs in connection with the related termination of employees, including certain former owners of businesses acquired, aggregating $1.7 million and (iii) certain other costs related to the restructuring aggregating $370,000. The restructuring plan is expected to be substantially implemented by March 1998. The cash portion of the pre-tax accounting charge is estimated to be approximately $3.7 million. No material amounts were charged against the related accruals during the three months ended December 31, 1997. The restructuring costs have been included in merger and other nonrecurring expenses in the accompanying condensed consolidated statement of operations.

On February 11, 1998, the Company and U.S. HomeCare Corporation ("USHO") agreed to the termination of the proposed merger (the "Terminated Merger") between the two companies. Deferred acquisition costs associated with the Terminated Merger of $1.2 million were written-off during the three months ended December 31, 1997 and included in merger and other nonrecurring expenses in the accompanying condensed consolidated statement of operations.

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

ACQUISITIONS

The results of operations of the companies acquired during fiscal 1997 are included in the Company's consolidated results of operations from their respective acquisition dates, which occurred at various times during fiscal 1997. Accordingly, the operating results for any fiscal quarter are not necessarily comparable with the results for any past or future fiscal quarter. During fiscal 1997, the Company entered the Texas and New England regions with five acquisitions, expanding its operations into Texas, Massachusetts, New Hampshire, Rhode Island and Maine. Additionally, during fiscal 1997, the Company expanded its ongoing operations in Pennsylvania, New Jersey, Maryland and the Tampa/St. Petersburg, Florida market with five acquisitions, and also expanded into Illinois as a result of a merger transaction. There were no acquisitions from July 1, 1997 through December 31, 1997. The Company is required to make certain payments to former owners of businesses acquired in prior periods as part of the consideration paid for these acquisitions. The Company paid $372,000 in additional consideration for certain acquisitions during the six months ended December 31, 1997. As a result of the changing reimbursement environment, management expects a slowing of growth through acquisition. Additionally, the Company is currently restricted by its senior credit facility from acquisitions. See "Liquidity and Capital Resources."

On February 11, 1998, the Company and USHO agreed to the termination of the proposed merger between the two companies. Deferred acquisition costs associated with the Terminated Merger of $1.2 million were written-off during the three months ended December 31, 1997 and included in merger and other nonrecurring expenses in the accompanying condensed consolidated statement of operations.

INTERNAL GROWTH

Three months ended December 31, 1997 compared to the three months ended December
31. 1996. The Company experienced a decrease in its internal growth rate during the three months ended December 31, 1997 to 4.2% from 14.5% for the comparable period in fiscal 1997. Internal growth for the three months ended December 31, 1997 was comprised of an increase of 12.8%, or $1.5 million, in same-branch Medicare cost-reimbursed nursing and related patient services net revenues, offset by a decrease of 1.3% or $234,000, in net revenues for services and products and non-Medicare nursing services (i.e., non-Medicare nursing and related patient services, durable medical equipment and respiratory and infusion therapy services). The increase in net revenues relating to Medicare cost-reimbursed nursing and related patient services resulted from a 10.7% increase in visits from same-branch Medicare cost-reimbursed nursing branches and increased costs incurred by these branches resulting in additional cost reimbursement. The decrease in net revenues relating to services and products and non-Medicare nursing services was due to various factors such as the Company ceasing to provide services and products to selected managed care companies due to their protracted payment terms, a reduction in reimbursement rates by certain managed care companies, losing certain contracts due to the Company's unwillingness to agree to rate reductions in connection with certain managed care contracts and a decline in crosselling of these products and services to the Company's nursing patients during the transition to certain of the regional coordinated care centers. These events primarily impacted the branches which provide durable medical equipment and respiratory services, which experienced an aggregate decrease in net revenue for these services for the three months ended December 31, 1997 of 15.9%, or $1.4 million. This decrease was offset by an increse in non-Medicare nursing and infusion therapy services of 12.0%, or $1.2 million, which resulted from cross-selling of these services and increased patient referrals.

Six months ended December 31, 1997 compared to the six months ended December 31. 1996. The Company experienced an increase in its internal growth rate during the six months ended December 31, 1997 of 13.3% as compared to 10.4% for the comparable period in fiscal 1997. This increase was comprised of an increase of 23.2%, or $4.8 million, in same-branch Medicare cost-reimbursed nursing and related patient services net revenues and an increase of 7.1%, or $2.3 million, in net revenues for services and products and non-Medicare nursing services. The increase in net revenues relating to Medicare cost-reimbursed nursing and related patient services for these periods resulted from an 11.8% increase in visits from same-branch Medicare cost-reimbursed nursing branches and increased costs incurred by these branches resulting in additional cost reimbursement. The increase in net revenues relating to services and products and non-Medicare nursing services was comprised of an increase of 16.7%, or $2.9 million, in non-Medicare nursing and infusion therapy services, offset by a decrease of 4.0%, or $601,000, in durable medical equipment and respiratory therapy services. The increase in non-Medicare nursing and infusion therapy services resulted from effective cross-selling of these services and increased patient referrals. The decrease in durable medical equipment and respiratory therapy services was due to various factors such as the Company ceasing to provide services and products to selected managed care companies due to their protracted payment terms, a reduction in reimbursement rates by certain managed care companies, losing certain contracts due to the Company's unwillingness to agree to rate reductions in connection with certain managed care contracts and a decline in crosselling of these products and services to the Company's nursing patients during the transition to certain of the regional coordinated care centers.

The Company may continue to experience a decrease in the internal growth rate related to respiratory therapy services as a result of the reduction on January 1, 1998 in Medicare reimbursement for oxygen services. Additionally, the Company may experience a decrease in the internal growth rate for its Medicare-certified nursing agencies when it is subject to the IPS. Because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that the Company can increase or maintain the internal growth rates at levels experienced in previous periods.

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

General and administrative expenses. For the three months ended December 31, 1997, general and administrative expenses increased to $18.9 million. This represented an increase of $7.1 million, or 60.2%, over the three months ended December 31, 1996. These costs increased as a percentage of net revenues from 35.7% to 41.3%. These increases were due to various factors including $4.3 million related to the acquisitions completed during the second, third and fourth quarters of fiscal 1997, with the balance resulting from increases in costs such as increased staffing in certain departments, including credit and collections, management information services and key management positions within the Company to support the Company's current and anticipated future growth, increased costs associated with implementing the Company's regional coordinated care centers, and increases in insurance, telecommunication and other operating expenses as a result of the growth in net revenues and volumes. In connection with an effort to reduce operating costs on a prospective basis the Company recorded a restructuring charge during the three months ended December 31, 1997. See "Merger and Other nonrecurring expenses."

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

Additionally, deferred acquisition costs aggregating $1.2 million associated with the Terminated Merger have been written off during the quarter ended December 31, 1997.

For the three months ended December 31, 1996, certain nonrecurring expenses of $1.6 million were recorded as a result of a merger which occurred in November 1996. Such costs were comprised of transaction fees, legal and accounting costs and other nonrecurring expenses associated with the merger.

Writedown of Goodwill. The Company recorded a writedown of goodwill previously recorded in connection with certain acquisitions. The Company determined the writedown of goodwill was required under SFAS 121 based upon management's estimate of the impact of the announced reductions in Medicare reimbursement for oxygen services and the expected impact of the IPS on the Company's continuing operations. Based upon management's determination of the expected impact of these changes in reimbursement on the carrying value of goodwill, goowill was written down by $23.5 million during the three months ended December 31, 1997. This writedown was comprised of $9.0 million related to certain durable medical equipment, and respiratory and infusion therapy companies and $14.5 million related to certain Medicare-certified nursing agencies.

The Company will continue to evaluate the continuing value of goodwill in accordance with SFAS 121. There can be no assurance that the remaining balance of goodwill of $48.1 million at December 31, 1997 will not be reduced for possible impairments which may occur in the future as a result of changes in reimbursement or other issues. Additionally, reimbursement regulations have been issued related to reimbursement for certain mobile diagnostic services. These regulations could eliminate payment for mobile diagnostic services to the Company. Goodwill associated with mobile diagnostic services acquisitions aggregates approximately $1.1 million at December 31, 1997. Mobile diagnostic services represent less than 3% of the Company's current net revenues.

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

General and administrative expenses. For the six months ended December 31, 1997, general and administrative expenses increased to $36.3 million. This represented an increase of $15.1 million, or 70.9%, over the six months ended December 31, 1996. These costs increased as a percentage of net revenues from 35.3% to 39.1%. These increases were due to various factors including $8.6 million related to the acquisitions completed during the second, third and fourth quarters of fiscal 1997, with the balance resulting from increases in costs such as increased staffing in credit and collections, management information services and key management positions within the Company to support the Company's current and anticipated future growth, increased costs associated with implementing the Company's regional coordinated care centers, and increases in insurance, telecommunication and other operating expenses as a result of the growth in net revenues and volumes. In connection with an effort to reduce operating costs on a prospective basis, the Company recorded a restructuring charge during the three months ended December 31, 1997. See "Merger and other nonrecurring expenses."

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $47.3 million at December 31, 1997 from $43.2 million at June 30, 1997, an increase of $4.1 million. The increase primarily resulted from an increase in current assets of $7.9 million, offset by an increase in current liabilities of $3.8 million. Net accounts receivable increased $2.1 million from June 30, 1997 to December 31, 1997. This increase was principally due to acquisitions, internal growth and an increase in days net revenues outstanding from 92 to 110 for this period. The increase in days net revenues outstanding resulted from a decrease in net revenue of $2.1 million from the three months ended June 30, 1997 to the three months ended December 31, 1997, as well as an increase of $2.1 million in net accounts receivable from June 30, 1997 to December 31, 1997. The increase in accounts receivable is due principally to certain managed care payors continuing to subject the Company to protracted payment terms and increasing attempts by these and other third-party payors to deny payments for appropriate products and services furnished to their subscribers. Cash flow provided by operations was $2.7 million for the six months ended December 31, 1997 compared with $6.6 million used in operations in the six months ended December 31, 1996.

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

(a)  The exhibits filed with this report are listed in the index on page 21.

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


                       HOME HEALTH CORPORATION OF AMERICA, INC.


Date:   February 18, 1998     /s/ Bruce J. Feldman
                              -----------------------------------------
                              President and Chief  Executive Officer
                                (Duly Authorized Officer and Principal Financial Officer)



EXHIBIT INDEX

  Exhibit No.   DESCRIPTION
--------------  -----------
*          3.1  Amended and Restated Articles of Incorporation of the Company.
*          3.2  Amended and Restated Bylaws of the Company.
**        10.1  Stock Purchase Agreement among HHCA, Home Health Corporation of New Hampshire, Randy DiSalvo,
                 R.S.D. Management Services, Inc., Nursing Services Home Care, Inc. and Nursing Services Home Care, Ltd.
***       10.2  Asset Acquisition Agreement Among Home Health Corporation of America, Inc. and its Nominees, LHS
                 Holdings, Inc., Liberty Health Services, Inc., Nurses Today M/C, Inc. and Mark H. O'Brien.
***       10.3  Asset Acquisition Agreement Among Home Health Corporation of America, Inc. and its Nominees,
                 PDN, Inc., Medical I.V., Inc. and Mark H. O'Brien.
***       10.4  Indemnification Agreement Among Home Health Corporation of America, Inc. and its Nominees, LHS
                 Holdings, Inc., Liberty Health Services, Inc., Nurses Today M/C, Inc., PDN, Inc., Medical I.V.,
                 Inc. and Mark H. O'Brien.
*         10.5  Asset Acquisition Agreement among Home Care Medical Supply and Equipment, Inc., Alpha Home Care
                 Services, Inc., Joel Schreiber, and Joseph J. D'Alessandro, including schedules and exhibits thereto.
*         10.6  Subordination Agreement among CoreStates Bank, N.A., Summit Ventures II, L.P., Summit Investors II, L.P., CoreStates
                 Enterprise Fund, and Alpha Home Care Services, Inc.
*         10.7  Stock Purchase Agreement by and between Home Health Corporation of Delaware, Inc.,William Moses, Milton Altshuler,
                 Steven R. Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
*         10.8  Asset Acquisition Agreement between HHCDME, Inc., and Master Medical Supply Co., Inc., relating to Delaware
                 Acquisition.
*         10.9  Asset Acquisition Agreement between HHCD, Inc., and Professional Home Health Care Agency, Inc.,
                 relating to Delaware Acquisition.
*         10.10 Indemnification Agreement relating to Delaware Acquisition.
*         10.11 Agreement among Home Health Care Corporation of Delaware Inc., HHCD, Inc., HHCDME, Inc., Master Medical Supply Co.,
                 Inc., Professional Home Health Services, Inc., Professional Home Health Care Agency, Inc., William Moses, Andra H.
                 Moses, Steven R. Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
*         10.12 Full Payment Guaranty of the Company relating to Delaware Acquisition.
*         10.13 Subordination Agreement among CoreStates Bank, N.A., Summit Ventures II, L.P., Summit Investors II, L.P., CoreStates
                 Enterprise Fund, and parties to Delaware Acquisition transaction documents.
*         10.14 Separation Agreement among Home Health Corporation of America, Inc., Home Health Corporation of Delaware, Inc.,
                 HHCD, Inc., HHCDME, Inc., Steven R. Altshuler, Jane E. Altshuler, William W. Moses and Andra H. Moses
*         10.15 Asset Purchase Agreement between Pennsylvania Home Care, Inc. and Healthcare Professionals, Inc.
****      10.16 Third Amended and Restated Credit Agreement.
*****     10.17 Amendment No. 1 to the Third Amended and Restated Credit Agreement.
*         10.18 Lease between the Company and Swedeland Road Corporation, relating to the Company's principal executive offices.
*         10.19 Employment Agreement between the Company and Bruce J. Feldman. (a)


*         10.20  Employment Agreement between the Company and Fred J. Nicholas. (a)
*****     10.21  Employment Agreement between the Company and Bruce Colburn. (a)
*         10.22  Employment Agreement between the Company and Joseph Grilli. (a)
*         10.23  1995 Employee and Consultant Equity Plan. (a)
*         10.24  1984 Employee Stock Option Plan (Qualified and Non-Qualified), as amended and restated. (a)
*         10.25  Consent and Amendment to Note and Stock Purchase Agreement, dated September 29, 1995, among the company, certain subsidiaries of the Company, Summit Ventures II, L.P., Summit Investors II, L.P.
*         10.26  Subordination Agreement, dated September 29, 1995, among CoreStates Bank, N.A., Summit Ventures II, L.P., Summit
                  Investors II, L.P., Summit Subordinated Debt Fund, L.P., CoreStates Enterprise Fund and Preferred Diagnostic
                  Services, Inc.
*         10.27  Asset Acquisition Agreement among the Company, Home Health Corporation of America, Inc. - Tampa, Preferred
                  Diagnostic & Medical Services, Inc., Preferred Diagnostic Services, Inc., G&S Industries, Inc., and Joel M.
                  Grossman, Jeffrey Grossman, Joseph Sterensis, Barbara Sterensis and Richard Levitt.
*         10.28  Registration Rights Agreement, dated September 28, 1995, among the Company, a subsidiary of the Company, Preferred
                  Diagnostic & Medical Services, Inc. and Preferred Diagnostic Services, Inc.
******    10.29  Amended and Restated Agreement and Plan of Merger among Home Health Corporation of America, Inc., HHCA Acquisition
                  Corporation, Inc. and U.S. HomeCare Corporation.
*******   10.30  Termination of Amended and Restated Agreement and Plan of Merger among Home Health Corporation of America, Inc.,
                 HHCA Acquisition Corporation, Inc. and U.S. HomeCare Corporation.
*******   10.31  Amendment No. 3 to Third Amended and Restated Credit Agreement
          11.1   Computation of basic and diluted loss per share for the three and six months ended December 31, 1997.
          11.2   Computation of basic and diluted earnings per share for the three and six months ended December 31, 1996.
          27.1   Financial data schedule for the six month period ended December 31, 1997.
------------------------
*       Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-96888) dated November 8,
         1995, as amended.
**      Incorporated by reference to the Company's Form 10-Q dated September 30, 1996 and filed November 14, 1996.
***     Incorporated by reference to the Company's Form 8-K dated January 10, 1997 and filed January 24, 1997.
****    Incorporated by reference to the Company's Form 10-Q dated March 31, 1997 and filed May 14, 1997.
*****   Incorporated by reference to the Company's Form 10-K/A dated June 30, 1997 and filed October 28, 1997.
******  Incorporated by reference to the Company's Form 8-K dated September 26, 1997 and filed October 7, 1997.
******* Incorporated by reference to the Company's Form 10-Q dated December 31, 1997 and filed February 17, 1998.
(a)     Represents management contract or compensatory plan
