Form 10-Q
period 1998-03-31
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1998-05-15
CIK 1000685

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q
       (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     YES      [X]          NO       [_]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            Class                              Outstanding at April 30, 1998
            -----                              -----------------------------
Common stock, no par value                                9,856,492


Exhibit index is located on page 26

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I:  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations for the three
             and nine months ended March 31, 1998 and 1997                    3

             Condensed Consolidated Balance Sheets as of June 30, 1997
             and March 31, 1998                                               4

             Condensed Consolidated Statements of Cash Flows for the nine
             months ended March 31, 1998 and 1997                             5

             Notes to Unaudited Condensed Consolidated Financial Statements   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11

PART II:   OTHER INFORMATION

     Item 1. Legal Proceedings                                               23

     Item 2. Changes in Securities and Use of Proceeds                       23

     Item 4. Submission of Matters to a Vote of Security Holders             23

     Item 6. Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                                   25

EXHIBIT INDEX                                                                26

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                     (in thousands, except per share data)

                                                        Three months ended                Nine months ended
                                                             March 31,                         March 31,
                                                  ------------------------------    ------------------------------
                                                        1997             1998            1997             1998
                                                        ----             ----            ----             ----
Net revenues                                            $42,267          $42,367         $102,352         $135,155

Operating costs and expenses:
    Patient care costs                                   20,683           20,427           49,642           64,030
    General and administrative                           15,367           18,149           36,594           54,416
    Provision for doubtful accounts                       1,400            1,636            3,768            4,512
    Depreciation                                            409              630            1,025            1,727
    Amortization                                            678              626            1,498            2,210
    Interest expense, net                                   903            1,878            2,073            5,512
    Merger and other nonrecurring expenses                  300                -            1,884            4,880
    Writedown of goodwill                                     -                -                -           23,516
                                                  -------------    -------------    -------------     ------------
       Total operating costs and expenses                39,740           43,346           96,484          160,803
                                                  -------------    -------------    -------------     ------------

Income (loss) before income taxes                         2,527             (979)           5,868          (25,648)

Provision (benefit) for income taxes                        960             (335)           2,255           (3,177)
                                                  -------------    -------------    -------------     ------------
       Net income (loss)                                 $1,567            $(644)          $3,613         $(22,471)
                                                  =============    =============    =============     ============
Other data, including per share data:
    Basic per share data:
    Net income (loss) available to common
       stockholders                                      $1,567            $(644)          $3,607         $(22,471)
                                                  =============    =============    =============     ============
    Net income (loss) per common share                    $0.18           $(0.07)           $0.43           $(2.45)
                                                  =============    =============    =============     ============
    Weighted average shares used in computing
       net income (loss) per common share                 8,678            9,193            8,378            9,167
                                                  =============    =============    =============     ============
    Diluted per share data:
    Net income (loss) available to common
       stockholders                                      $1,567            $(644)          $3,686         $(22,471)
                                                  =============    =============    =============     ============
    Net income (loss) per common share                    $0.18           $(0.07)           $0.42           $(2.45)
                                                  =============    =============    =============     ============
    Weighted average shares used in computing
       net income (loss) per common share                 8,826            9,227            8,727            9,167
                                                  =============    =============    =============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                (in thousands)

                                                                                 June 30,            March 31,
                                  ASSETS                                           1997                1998
                                  ------                                      --------------      --------------
Current assets:
   Cash and cash equivalents                                                      $      464           $     563
   Accounts receivable,  net of allowance for doubtful accounts of $10,847
    and $10,855, respectively                                                         56,410              60,285
   Inventories                                                                         3,262               2,939
   Prepaid expenses and other                                                          2,018               3,697
   Income taxes                                                                        2,566               5,535
                                                                                  ----------           ---------
        Total current assets                                                          64,720              73,019

Property and equipment, net                                                           18,261              16,869
Goodwill, net                                                                         68,202              47,481
Other assets, net                                                                      2,080               2,305
                                                                                  ----------           ---------
         Total assets                                                             $  153,263           $ 139,674
                                                                                  ==========           =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
    Current maturities of long-term debt                                          $    6,263           $   3,863
    Accounts payable                                                                   5,705               6,592
    Accrued salaries and related employee benefits                                     4,788               4,750
    Restructuring and other nonrecurring liabilities                                     764               3,796
    Other current liabilities                                                          3,996               4,346
                                                                                  ----------           ---------
       Total current liabilities                                                      21,516              23,347
Long-term debt, net of current portion                                                78,793              83,370
Restructuring and other nonrecurring liabilities                                         386               1,851
Other liabilities                                                                      1,996               2,636

Commitments and contingencies

Stockholders' equity:
    Preferred stock (undesignated), no par value, 10,000 shares
      authorized; no shares issued and outstanding                                         -                   -
   Common stock, no par value, 20,000 shares authorized; 9,221 and 9,856 shares issued, 9,129 and 9,764 shares outstanding at June 30 and
     March 31, respectively                                                           43,927              44,297
   Retained earnings (accumulated deficit)                                             6,645            (15,827)
                                                                                  ----------           ---------
        Total stockholders' equity                                                    50,572              28,470
                                                                                  ----------           ---------
          Total liabilities and stockholders' equity                              $  153,263           $ 139,674
                                                                                  ==========           =========

See accompanying notes to unaudited condensed consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                (in thousands)

                                                                               Nine months ended March 31,
                                                                         ---------------------------------------
                                                                             1997                 1998
                                                                             ----                 ----
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                         $  3,613             $ (22,471)
   Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
     Depreciation and amortization                                              4,090                 6,496
     Provision for doubtful accounts                                            3,768                 4,512
     Deferred income taxes                                                         52                     -
     Writedown of goodwill                                                          -                23,516
     Write-off of terminated merger costs                                           -                 1,202
     Write-off of deferred financing fees                                         300                     -
   Net changes in certain assets and liabilities, net of acquisitions:
     Accounts receivable                                                      (14,694)              (11,150)
     Inventories                                                                 (939)                  323
     Prepaid expenses and other                                                  (987)               (1,678)
     Income taxes                                                                (810)               (2,970)
     Restructuring and other nonrecurring liabilities                               -                 2,298
     Accounts payable, accrued expenses and other                              (5,418)                1,199
                                                                             --------             ---------
        Net cash flows provided by (used in) operating activities             (11,025)                1,277
                                                                             --------             ---------
Cash flows used in investing activities:
   Purchases of property and equipment                                         (2,768)               (1,886)
   Cash paid for acquisitions, net of cash acquired                           (32,382)                 (514)
   Decrease (increase) in other                                                  (292)                 (160)
                                                                             --------             ---------
        Net cash flows used in investing activities                           (35,442)               (2,560)
                                                                             --------             ---------
Cash flows provided by financing activities:
   Proceeds from long-term debt                                                47,890                 6,000
   Repayments of long-term debt                                                (2,109)               (4,860)
   Payment of deferred financing fees                                            (287)                 (127)
   Proceeds from issuance of common stock                                          13                   369
                                                                             --------             ---------
        Net cash flows provided by financing activities                        45,507                 1,382
                                                                             --------             ---------
Net (decrease) increase in cash and cash equivalents                             (960)                   99
Cash and cash equivalents, beginning of period                                  1,695                   464
                                                                             --------             ---------
Cash and cash equivalents, end of period                                     $    735             $     563
                                                                             ========             =========

See accompanying notes to unaudited condensed consolidated financial statements.

           Home Health Corporation of America, Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Home Health Corporation of America, Inc. and Subsidiaries (the "Company" or "HHCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, although the June 30, 1997 condensed consolidated balance sheet was derived from audited financial statements, it does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's Form 10-K/A filed with the Securities and Exchange Commission.

2.   Per Share Data

The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," during the quarter ended December 31, 1997. The adoption of SFAS 128 did not have a material effect on the Company's earnings per share. Earnings per share and common shares outstanding for the three and nine months ended March 31, 1997 have been restated for comparative purposes.

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

Under SFAS 128, the computation of diluted EPS does not assume the conversion or exercise of securities that have an anti-dilutive effect on earnings per share (i.e., increase the income-per-share amount or decrease the loss-per-share amount).

A reconciliation of the numerator and denominator used in the calculation of basic and diluted income (loss) per share follows:

                                             Three months           Three months            Nine months         Nine months
                                             ended March            ended March             ended March         ended March
                                               31, 1998              31, 1997                31, 1998            31, 1997
                                          ------------------    ------------------     ------------------    ---------------
Net income (loss)                                    $(644)                $1,567              $(22,471)             $3,613
Dividends on preferred stock                             -                      -                     -                  (6)
                                          ------------------    ------------------     ------------------    ---------------
Net income (loss) used for calculation
     of basic income (loss) per share                 (644)                 1,567               (22,471)              3,607
Interest and dividends on convertible
     securities                                          -                      -                     -                  79
                                          ------------------    ------------------     ------------------    ---------------
Net income (loss) used for calculation
     of diluted income (loss) per share              $(644)                $1,567              $(22,471)             $3,686
                                          ==================    ==================     ==================    ===============

Weighted average number of common
     shares outstanding used for
     calculation of basic income (loss)
     per share                                       9,193                  8,678                 9,167               8,378
Stock options and warrants assumed
     outstanding during the period                      34                    148                     -                 148
Convertible securities assumed
     outstanding during the period                       -                      -                     -                 201
                                          ==================    ==================     ==================    ===============
Weighted average number of common
     shares used for calculation of
     diluted income (loss) per share                 9,227                  8,826                 9,167               8,727
                                          ==================    ==================     ==================    ===============

3.   Medicare Reimbursement Reductions and Related Restructuring

In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health nursing visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will have their cost limits determined as the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) agency-specific per-patient cost limits, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits will apply to the Company for the cost reporting period beginning July 1, 1998, except for the Company's Medicare-certified nursing agency located in Texas, for which the new cost limits applied for the cost reporting period beginning January 1, 1998. During the second quarter of fiscal 1998, various regulations and interpretations of the Budget Act were published which enabled the Company to calculate the potential impact on reimbursement of the new IPS cost limits. Management's analysis, without giving effect to the restructuring and cost reductions discussed below, estimated the aggregate impact on reimbursement to exceed $5.0 million for certain of the Company's Medicare-certified nursing agencies. After giving effect to the restructuring and cost reductions, management estimates that the aggregate impact will be between $1.8 to $2.5 million under the currently published Medicare reimbursement regulations, assuming no additional cost reductions are made during the remainder of fiscal 1998 or during fiscal 1999 and there are no further changes in reimbursement regulations.

The Budget Act also provided for a 25% reduction in home oxygen reimbursement from the 1997 fee schedule, effective January 1, 1998, and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index increases in oxygen reimbursement rates until the year 2003. Approximately 5.8% of the Company's net revenues are derived from reimbursement of oxygen services affected by the reduction in the fee schedule, which is expected to result in a significant impact on the profitability of these services.

During the second quarter of fiscal 1998, the Company developed a restructuring plan to reduce annual operating costs by approximately $3.0 to $4.0 million, thus proactively and aggressively responding to the above reductions in Medicare reimbursement by fundamentally reshaping the Company for long-term growth in the changing reimbursement environment. This plan, as well as management's assessment of the continuing value of goodwill under the changing reimbursement environment, resulted in pre-tax accounting charges aggregating $28.4 million during the second quarter of fiscal 1998 which were comprised of a writedown of goodwill of $23.5 million, restructuring costs of $3.7 million and the write-off of deferred costs aggregating $1.2 million related to a terminated acquisition.

The writedown of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," based upon management's estimate of the impact of the announced reductions in Medicare oxygen reimbursement and the expected impact of the IPS on the Company's continuing operations. Based upon management's determination of the expected impact of these changes on the carrying value of goodwill, goodwill was written down by $23.5 million during the second quarter of fiscal 1998. This writedown was comprised of $9.0 million related to certain durable medical equipment, respiratory therapy, and infusion therapy companies and $14.5 million related to certain Medicare cost-reimbursed nursing agencies. This writedown is reflected in the accompanying condensed consolidated financial statements as of and for the nine months ended March 31, 1998.

The restructuring costs of $3.7 million were comprised of (i) the closure and consolidation of certain branch locations, including the accrual of estimated facility exit costs and future lease costs, the write-off of leasehold improvements, and other exit costs aggregating $1.6 million, (ii) estimated employee severance costs in connection with the related termination of employees, including certain former owners of businesses acquired, aggregating $1.7 million and (iii) certain other costs aggregating $370,000 related to the restructuring. The restructuring plan was substantially implemented by March 1998. The cash portion of the pre-tax accounting charge is estimated to be approximately $3.7 million. Approximately $517,000 was charged against the related accruals during the third quarter of fiscal 1998. The restructuring costs were included in merger and other nonrecurring expenses in the accompanying condensed consolidated statement of operations for the nine months ended March 31, 1998.

Additionally, during the fourth quarter of fiscal 1998, the Company will be implementing cost reduction and office consolidation initiatives which were identified in addition to the initiatives implemented during the third quarter of fiscal 1998. These additional initiatives are expected to result in between $4.0 to $6.0 million in annual cost reductions. Approximately $3.0 to $4.0 million of these cost reductions are expected to result from the consolidation of the Company's regional operating structure to two large regions from the five regions the Company currently operates. Approximately $1.0 to $2.0 million of these cost reductions are expected to result from reductions in caregiver expenses. These additional cost reductions are expected to be implemented during the fourth quarter of fiscal 1998 and first quarter of fiscal 1999. At least half of these cost reductions are expected to impact the Company's Medicare cost-reimbursed nursing agencies and reduce the Company's exposure to the IPS. The Company expects to record charges during the fourth quarter of fiscal 1998 for employee severance and lease termination costs in connection with these additional cost reduction and office consolidation initiatives.

On February 11, 1998, the Company and U.S. HomeCare Corporation ("USHO") agreed to the termination of the Company's proposed acquisition of USHO. Deferred acquisition costs of $1.2 million associated with this proposed acquisition were written-off during the second quarter of fiscal 1998 and included in merger and other nonrecurring expenses in the accompanying condensed consolidated statement of operations for the nine months ended March 31, 1998.

4.   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the nine months ended March 31:

                                                                            1997                1998
                                                                            ----                ----
                                                                                  (in thousands)
            Non-cash investing and financing activities:
            Acquisitions:
                 Assets acquired and amounts paid to
                      former owners                                       $ 53,759          $     514
                 Less:
                    Liabilities assumed and acquisition costs               10,902                  -
                    Issuance of  subordinated seller notes                   4,925                  -
                    Issuance of common stock                                 5,550                  -
                                                                   ----------------    ---------------
                 Cash paid, net of cash acquired                          $ 32,382          $     514
                                                                   ================    ===============
            Capital lease obligations incurred                            $  2,256          $   1,443
                                                                   ================    ===============

            Conversion of HHSI convertible notes into the
                 Company's common stock:
                    Common stock, no par                                     2,042                  -
                    Additional paid-in capital                                (104)                 -
                                                                   ----------------    ---------------
                                                                          $  1,938                  -
                                                                   ================    ===============

            Exchange of HHSI shares for the Company's Common
                 stock                                                    $  1,250                  -
                                                                   ================    ===============

            Reclassification to common stock related to
                 expiration of redemption requirements                    $    500                  -
                                                                   ================    ===============

5.    Credit Facility

The Company's senior credit facility (the "Credit Facility") was amended to limit aggregate borrowings under the Credit Facility, increase the fees on such borrowings, and waive and amend certain financial covenants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

6.  Commitments and Contingencies

On February 19, 1998, a shareholder commenced litigation against the Company and certain named officers of the Company. In the lawsuit, entitled Koenig v.
                                                                ---------
Feldman, et al. which was filed in the United States District Court for the
--------------
Eastern District of Pennsylvania, the plaintiff alleges that the defendants, in violation of federal securities laws, engaged in a scheme to artificially inflate and maintain the market price of the Company's common stock by, among other things, making false and misleading statements or failing to disclose material facts in documents filed with the Securities and Exchange Commission or in press releases issued by the Company, particularly with respect to the Company's efforts to obtain timely payment for the Company's products and services and the Company's termination of business with certain managed care companies. The plaintiff, who filed the lawsuit on behalf of himself and all others similarly situated, seeks certification of the lawsuit as a class action on behalf of all persons who purchased the Company's common stock between September 3, 1997 and February 16, 1998. The Company believes that the lawsuit is without merit and intends to engage in a vigorous defense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Outlook and Risks

The Company is subject to significant external factors which could significantly impact its business, including changes in Medicare reimbursement, government fraud and abuse initiatives and other such factors which are beyond the control of the Company. Certain of these factors are discussed herein. Refer to the Company's Form 10K/A for the year ended June 30, 1997 for a discussion of these and additional factors which management believes may impact the Company. These factors, as well as future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends and management's current expectations.

General

The financial condition and results of operations of the Company for the three and nine months ended March 31, 1998 compared with the three and nine months ended March 31, 1997 have been affected by both acquisitions and internal growth.

Acquisitions

The results of operations of the companies acquired during fiscal 1997 are included in the Company's consolidated results of operations from their respective acquisition dates, which occurred at various times during fiscal 1997. Accordingly, the operating results for any fiscal quarter are not necessarily comparable with the results for any past or future fiscal quarter. During fiscal 1997, the Company entered the Texas and New England regions with five acquisitions, expanding its operations into Texas, Massachusetts, New Hampshire, Rhode Island and Maine. Additionally, during fiscal 1997, the Company expanded its ongoing operations in Pennsylvania, New Jersey, Maryland and the Tampa/St. Petersburg, Florida market with five acquisitions, and also expanded into Illinois as a result of a merger transaction. There were no acquisitions from July 1, 1997 through March 31, 1998. The Company is required to make certain payments to former owners of businesses acquired in prior periods, as part of the consideration paid for the acquisitions. During the nine months ended March 31, 1998, the Company paid $514,000 in additional consideration for certain acquisitions completed in fiscal 1997. The Company also issued 579,901 shares of common stock on March 30, 1998 to the former owners of Nahatan Drug, Inc. as additional consideration required under the acquisition agreement. As a result of the changing reimbursement environment, management expects a slowing of growth through acquisition. Additionally, the Company is currently restricted by its senior credit facility from engaging in acquisitions. See "Liquidity and Capital Resources."

On February 11, 1998, the Company and USHO agreed to the termination of the Company's proposed acquisition of USHO. Deferred acquisition costs of $1.2 million associated with this proposed acquisition were written-off during the second quarter of fiscal 1998 and are included in merger and other nonrecurring expenses in the accompanying condensed consolidated statement of operations for the nine months ended March 31, 1998.

Internal Growth

Three months ended March 31, 1998 compared to the three months ended March 31, 1997. The Company experienced a decrease of 7.8% in internal growth during the three months ended March 31, 1998, compared to an 11.5% increase for the comparable period in fiscal 1997. Significant factors impacting internal growth in net revenues included the unanticipated early implementation on January 1, 1998 of the IPS for the Company's Texas Medicare cost-reimbursed nursing agency and the reductions in Medicare oxygen reimbursement which were also effective January 1, 1998. The decrease in internal growth during the three months ended March 31, 1998 was comprised of a reduction in same-branch Medicare cost-reimbursed nursing and related patient service net revenues of 9.1%, or $1.7 million, and a decline in same-branch product net revenues (durable medical equipment and respiratory and infusion therapy services) of 17.1%, or $2.1 million, offset by an increase in same-branch non-Medicare nursing net revenues of 8.0%, or $698,000. The decrease in Medicare cost-reimbursed nursing and related patient service net revenues was primarily a result of early implementation of the IPS in the Texas Region. The decrease in product net revenues was due principally to the reductions in Medicare oxygen reimbursement as well as various other factors including the Company ceasing to provide services and products to selected managed care companies due to their protracted payment terms, a reduction in reimbursement rates by certain managed care companies, and the Company choosing not to renew certain contracts with managed care companies that were attempting to impose rate reductions. The increase in non-Medicare nursing services resulted principally from effective cross-selling of these nursing services to the Company's product patients as well as increased patient referrals.

Nine months ended March 31, 1998 compared to the nine months ended March 31, 1997. The Company experienced an increase of 10.3% in internal growth during the nine months ended March 31, 1998, compared to 12.5% for the comparable period in fiscal 1997. The increase in internal growth for the nine months ended March 31, 1998 was comprised of an increase of 19.5%, or $6.1 million, in same-branch Medicare cost-reimbursed nursing and related patient services net revenues and an increase of 16.8%, or $3.6 million, in same-branch net revenues for non-Medicare nursing services, offset by a decrease in same-branch product net revenues of 5.0%, or $1.4 million. The increase in net revenues relating to Medicare cost-reimbursed nursing and related patient services resulted from a 6% increase in visits at same-branch Medicare cost-reimbursed nursing branches and increased costs incurred by these branches resulting in additional cost reimbursement. The increase in non-Medicare nursing services net revenue resulted from 9% and 30% increases in hourly and visit volume, respectively, from same-branch non-Medicare nursing branches, primarily a result of effective cross-selling of these nursing services to the Company's product patients and increased patient referrals. The decrease in product net revenues was due principally to the reductions in Medicare oxygen reimbursement, which were effective January 1, 1998, as well as various other factors such as the Company ceasing to provide services and products to selected managed care companies due to their protracted payment terms, a reduction in reimbursement rates by certain managed care companies, the Company choosing not to renew certain contracts with managed care companies that were attempting to impose rate reductions and a decline in cross-selling of these products and services to the Company's nursing patients during the transition to certain of the Company's regional coordinated care centers during the second quarter of fiscal 1998.

The Company may continue to experience a decrease in its internal growth rate related to respiratory therapy services as a result of the reduction on January 1, 1998 in Medicare reimbursement for oxygen services. Additionally, the Company may also continue to experience a decrease in the internal growth rate for its Texas Medicare cost-reimbursed nursing agency as well as the Company's other Medicare cost-reimbursed nursing agencies when they become subject to the IPS. In addition, if the Company is unable to negotiate rate increases under certain managed care contracts and as managed care organizations and other payors continue to exert pricing pressure on the Company and other home health care providers, the Company may continue to experience a decrease in its internal growth rate. Because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that the Company can increase or maintain the internal growth rates at levels experienced in previous periods.

Restructuring Initiatives

On February 10, 1998, the Company announced certain proactive steps it was taking to reduce costs and better position the Company for success under the changing reimbursement environment. Specifically, the Company closed certain offices and reduced administrative personnel resulting in approximately $3.0 to $4.0 million in annual reductions in operating costs. These initiatives were substantially implemented by March 1998. See "Nine Months Ended March 31, 1998 Compared with the Nine Months Ended March 31, 1997 - Merger and other nonrecurring expenses" and Note 3 to the accompanying unaudited condensed consolidated financial statements.

Additionally, during the fourth quarter of fiscal 1998, the Company will be implementing cost reduction and office consolidation initiatives which were identified in addition to the initiatives implemented during the third quarter of fiscal 1998. These additional initiatives are expected to result in between $4.0 to $6.0 million in annual cost reductions. Approximately $3.0 to $4.0 million of these cost reductions are expected to result from the consolidation of the Company's regional operating structure to two large regions from the five regions the Company currently operates. Approximately $1.0 to $2.0 million of these cost reductions are expected to result from reductions in caregiver expenses. These additional cost reductions are expected to be implemented during the fourth quarter of fiscal 1998 and first quarter of fiscal 1999. At least half of these cost reductions are expected to impact the Company's Medicare cost-reimbursed nursing agencies and reduce the Company's exposure to IPS. The Company expects to record charges during the fourth quarter of fiscal 1998 for employee severance and lease termination costs in connection with these additional cost reduction and office consolidation initiatives.

There can be no assurance the Company will be able to achieve the expected cost savings or synergies from the closing or consolidation of offices and other restructuring efforts described above or will be able to reduce costs without negatively impacting operations.

Results of Operations

                                               Percentage of net                Percentage of net
                                             revenue for the three             revenue for the nine
                                            months ended March 31,            months ended March 31,
                                          ----------------------------      ---------------------------
                                            1997             1998             1997             1998
                                          ----------     -------------      ----------      -----------
Net revenues                                  100.0  %          100.0  %        100.0  %          100.0  %
Operating costs and expenses:
      Patient care costs                       48.9              48.2            48.5             47.4
      General and administrative               36.4              42.8            35.8             40.3
      Provision for doubtful accounts           3.3               3.9             3.7              3.3
      Depreciation                              1.0               1.5             1.0              1.3
      Amortization                              1.6               1.5             1.5              1.6
      Interest expense, net                     2.1               4.4             2.0              4.1
      Merger and other nonrecurring
       expenses                                 0.7                 -             1.8              3.6
      Writedown of goodwill                       -                 -               -             17.4
                                          ----------     -------------      ----------      -----------

Income (loss) before income taxes               6.0             (2.3)             5.7            (19.0)

Provision (benefit) for income taxes            2.3             (0.8)             2.2             (2.4)
                                          ----------     -------------      ----------      ------------

Net income (loss)                               3.7  %          (1.5)  %          3.5  %         (16.6)  %
                                          ==========     =============      ==========      ============

Three Months Ended March 31, 1998 Compared with the Three Months Ended December 31, 1997

Net revenues. For the three months ended March 31, 1998, net revenues increased to $42.4 million from $42.3 million for the comparable prior year period. The increase in net revenues was consistent with management's expectations. The factors impacting the growth in net revenues included the unanticipated early implementation on January 1, 1998 of the IPS for the Company's Texas Medicare cost-reimbursed nursing agency and reductions in Medicare oxygen reimbursement which were also effective January 1, 1998. Principally as a result of these two factors, internal growth declined by $3.2 million, or 7.8%, during the three months ended March 31, 1998 from the comparable prior year period. See "Internal Growth." Net revenues for the three months ended March 31, 1998 attributable to operations from acquisitions completed during the prior fiscal year increased $3.3 million, or 164.8%, compared to the prior year period. Net revenues from nursing and related patient services increased from $27.9 million for the three months ended March 31, 1997 to $28.1 million for the three months ended March 31, 1998, a 1% increase. Total Medicare nursing visits decreased 23% to 224,000 visits for the three months ended March 31, 1998. This reduction is principally a result of the early implementation of the IPS for the Texas Medicare cost-reimbursed nursing agency. Total non-Medicare nursing hourly and visit volume increased 2% and 37%, respectively, to 284,000 hours and 61,000 visits, respectively, for the three months ended March 31, 1998. Acquisitions, effective cross-selling of these nursing services to the Company's product patients and increased referrals contributed to these volume increases. Product net revenues decreased $113,000, or 1%, to $14.3 million for the three months ended March 31, 1998, from $14.4 million for the three months ended March 31, 1997. This decrease was comprised of an increase of $2.0 million in net revenues for the three months ended March 31, 1998 attributable to operations from acquisitions completed during the prior fiscal year, offset by a decrease of $2.1 million in net revenues for same-branch operations due to the various factors discussed under "Internal Growth."

Patient care costs. For the three months ended March 31, 1998, patient care costs were $20.4 million, a decrease of $256,000, or 1.2%, over the three months ended March 31, 1997. This decrease principally related to decreases in net revenues. These costs decreased slightly as a percentage of net revenues from 48.9% to 48.2%. Patient care costs as a percentage of net revenues are impacted by numerous variables, many of which are beyond the control of the Company. The Company expects that patient care costs as a percentage of net revenues may continue to decrease as a result of the cost reduction initiatives implemented by the Company and the termination or non-renewal by the Company of contracts with managed care companies that are marginally profitable, provided the Company's net revenues increase. The ability of the Company to increase net revenues will be impacted by the reduction in Medicare oxygen reimbursement which took effect on January 1, 1998, the continuing pressure by managed care payors to reduce their reimbursement to the Company for the Company's products and services and the lower IPS cost limits effective January 1, 1998 for the Company's Texas Medicare cost-reimbursed nursing agency and July 1, 1998 for the Company's other Medicare cost-reimbursed nursing agencies. See "Net revenues."

General and administrative expenses. For the three months ended March 31, 1998, general and administrative expenses increased to $18.1 million. This represented an increase of $2.8 million, or 18.1%, over the three months ended March 31, 1997. These costs increased as a percentage of net revenues from 36.4% to 42.8%. Of these increases, costs of $1.1 million were related to acquisitions completed during the third and fourth quarters of fiscal 1997 and costs of $1.7 million were related to infrastructure enhancements implemented by the Company prior to adoption by the Company of its restructuring plan, including costs related to an increase in staffing in certain departments, costs relating to implementing the Company's regional coordinated care centers and increased costs for insurance, telecommunications and other operating expenses. The Company expects that a decrease in general and administrative expenses as a percentage of net revenues will result from the cost reduction and office consolidation initiatives implemented during the third quarter of fiscal 1998 and those initiatives being implemented beginning the fourth quarter of fiscal 1998. As a result of the initiatives implemented during the third quarter of fiscal 1998, general and administrative expenses decreased to $18.1 million for the three months ended March 31, 1998 from $18.9 million for the three months ended December 31, 1997.

Provision for doubtful accounts. For the three months ended March 31, 1998, provision for doubtful accounts increased to $1.6 million. This represented an increase of $236,000, or 16.9%, over the three months ended March 31, 1997. Provision for doubtful accounts increased slightly as a percentage of net revenues from 3.3% to 3.9%. This was due principally to the decrease in Medicare nursing and related patient services net revenues as a percentage of total net revenues to 41.0% for the three months ended March 31, 1998 from 45.2% for the three months ended March 31, 1997, which do not require a provision for doubtful accounts.

Depreciation. For the three months ended March 31, 1998, depreciation expense increased to $630,000. This represented an increase of $221,000, or 54.0%, over the three months ended March 31, 1997. This increase was attributable to fixed assets acquired in connection with acquisitions and capital expenditures related to vehicles, management information systems and equipment to support the Company's growth.

Amortization. For the three months ended March 31, 1998, amortization was $626,000, a decrease of $52,000, or 8.3%, over the three months ended March 31, 1997. This decrease was attributable principally to the reduction in goodwill as a result of the writedown recorded during the second quarter of fiscal 1998. See "Nine Months Ended March 31, 1998 Compared with the Nine Months Ended March 31, 1997 - Writedown of goodwill."

Interest expense, net. Interest expense, net, increased $975,000, or 108.0 %, to $1.9 million during the three months ended March 31, 1998 compared with the three months ended March 31, 1997. This increase resulted from increased borrowings for acquisitions completed during fiscal 1997 and increased borrowings to finance working capital requirements. The Company may experience increases in interest expense as a result of increased interest rates imposed under the Credit Facility and its related amendments. See "Liquidity and Capital Resources."

Loss before income taxes. The three months ended March 31, 1998 included a pre-tax operating loss from the Texas Medicare cost-reimbursed nursing agency of approximately $839,000 as a result of early implementation of the IPS. The Company expects this loss to continue during the fourth quarter of fiscal 1998 but at a reduced amount as a result of the cost reduction and office consolidation initiatives currently being implemented. The Company expects this loss to be significantly reduced during fiscal 1999 after all the cost reductions are implemented. However, there can be no assurance the Company will be able to achieve the expected cost savings or synergies from the closing or consolidation of offices and other restructuring efforts or will be able to reduce costs without negatively impacting operations.

Provision (benefit) for income taxes. The Company recorded a tax benefit of 34% of pretax loss for the three months ended March 31, 1998.

Nine Months Ended March 31, 1998 Compared with the Nine Months Ended March 31, 1997

Net revenues. For the nine months ended March 31, 1998, net revenues increased to $135.2 million. This represented an increase of $32.8 million, or 32.0%, over the nine months ended March 31, 1997. Of this increase, $24.5 million, or 74.6%, was attributable to acquisitions completed during fiscal 1997. The balance of the increase was due to internal growth of 10.3%, or $8.3 million. See "Internal Growth." Net revenues from nursing and related patient services increased from $64.9 million for the nine months ended March 31, 1997 to $89.5 million for the nine months ended March 31, 1998, a 37.9% increase. The increase in Medicare nursing and related patient services net revenues resulted from increased visits and increased costs resulting in additional cost reimbursement, offset by the decrease in net revenues resulting from implementation of the IPS in the Texas Region. Total Medicare nursing visits increased 29% to 762,000 visits for the nine months ended March 31, 1998. Total non-Medicare nursing hourly and visit volume increased 37% and 30%, respectively, to 910,000 hours and 167,000 visits, respectively, for the nine months ended March 31, 1997. Acquisitions, effective cross-selling of these nursing services to the Company's product patients and increased referrals contributed to these volume increases. Product net revenues increased $8.2 million, or 22.0%, to $45.7 million for the nine months ended March 31, 1998, from $37.4 million for the nine months ended March 31, 1997 as a result of acquisitions, increased referrals and effective cross-selling of infusion therapy services to the Company's nursing patients. This increase was comprised of an increase of $9.6 million in net revenues for the nine months ended March 31, 1998 attributable to operations from acquisitions completed during the prior fiscal year, offset by a decrease of $1.4 million in net revenues for same-branch operations due to the various factors discussed under "Internal Growth."

Patient care costs. For the nine months ended March 31, 1998, patient care costs increased to $64.0 million. This represented an increase of $14.4 million, or 29.0%, over the nine months ended March 31, 1997. This increase principally related to increases in net revenues. These costs decreased slightly as a percentage of net revenues from 48.5% to 47.4%. Patient care costs as a percentage of net revenues are impacted by numerous variables, many of which are beyond the control of the Company. The Company expects that patient care costs as a percentage of net revenues may continue to decrease as a result of the cost reduction initiatives implemented by the Company and the termination or non-renewal by the Company of contracts with managed care companies that are marginally profitable, provided the Company's net revenues increase. The ability of the Company to increase net revenues will be impacted by the reduction in Medicare oxygen reimbursement which took effect on January 1, 1998, the continuing pressure by managed care payors to reduce their reimbursement to the Company for the Company's products and services and the lower IPS cost limits effective January 1, 1998 for the Company's Texas Medicare cost-reimbursed nursing agency and July 1, 1998 for the Company's other Medicare cost-reimbursed nursing agencies. See "Net revenues."

General and administrative expenses. For the nine months ended March 31, 1998, general and administrative expenses increased to $54.4 million. This represented an increase of $17.8 million, or 48.7%, over the nine months ended March 31, 1997. These costs increased as a percentage of net revenues from 35.8% to 40.3%. Of these increases, costs of $8.8 million were related to acquisitions completed during the third and fourth quarters of fiscal 1997 and costs of $9.0 million were related to infrastructure enhancements implemented by the Company prior to adoption by the Company of its restructuring plan, including costs related to an increase in staffing in certain departments, costs relating to implementing the Company's regional coordinated care centers and increased costs for insurance, telecommunications and other operating expenses. The Company expects that a decrease in general and administrative expenses as a percentage of net revenues will result from the cost reduction and office consolidation initiatives identified during the second quarter of fiscal 1998 and implemented during the third quarter of fiscal 1998, as well as those initiatives being implemented beginning the fourth quarter of fiscal 1998. See "Restructuring Initiatives" and Note 3 to the unaudited condensed consolidated financial statements. During the second quarter of fiscal 1998, the Company recorded a restructuring charge in connection with the initiatives identified during the second quarter. See "Merger and other nonrecurring expenses."

Provision for doubtful accounts. For the nine months ended March 31, 1998, provision for doubtful accounts increased to $4.5 million. This represented an increase of $744,000, or 19.7%, over the nine months ended March 31, 1997. This increase was due to increases in net revenues for the nine months ended March 31, 1998. Provision for doubtful accounts decreased slightly as a percentage of net revenues from 3.7% to 3.3%. This was due principally to the increase in Medicare cost-reimbursed nursing and related patient services net revenues as a percentage of total net revenues to 42.6% for the nine months ended March 31, 1998 from 40.5% for the nine months ended March 31, 1997, which do not require a provision for doubtful accounts.

Depreciation. For the nine months ended March 31, 1998, depreciation expense increased to $1.7 million. This represented an increase of $702,000, or 68.5%, over the nine months ended

March 31, 1997. This increase was attributable to fixed assets acquired in connection with acquisitions and capital expenditures related to vehicles, management information systems and equipment to support the Company's growth.

Amortization. For the nine months ended March 31, 1998, amortization increased to $2.2 million. This represented an increase of $712,000, or 47.5%, over the nine months ended March 31, 1997. This increase was attributable to amortization of goodwill arising from acquisitions in fiscal 1997, offset by the reduction in amortization as a result of the writedown of goodwill during the second quarter of fiscal year 1998. See "Writedown of goodwill."

Interest expense, net. Interest expense, net, increased $3.4 million, or 165.9%, to $5.5 million during the nine months ended March 31, 1998 compared with the nine months ended March 31, 1997. This increase resulted from increased borrowings for acquisitions completed during fiscal 1997 and increased borrowings to finance working capital requirements. The Company may experience increases in interest expense as a result of increased interest rates imposed under the Credit Facility and its related amendments. See "Liquidity and Capital Resources."

Merger and other nonrecurring expenses. During the second quarter of fiscal 1998, the Company recorded a charge in connection with a restructuring of the Company's operations. The Company evaluated the impact of reductions in reimbursement for Medicare oxygen services and the IPS and, where appropriate, closed certain offices and reduced administrative personnel resulting in an expected annual reduction in operating costs aggregating approximately $3.0 to $4.0 million. As a result of these restructuring activities, the Company recorded a pre-tax charge of $3.7 million in connection with (i) the closure and consolidation of certain branch locations, including the accrual of estimated facility exit costs and future lease costs, the write-off of leasehold improvements, and other exit costs aggregating $1.6 million, (ii) estimated employee severance costs in connection with the related termination of employees, including certain former owners of businesses acquired, aggregating $1.7 million, (iii) and certain other costs aggregating $370,000 related to the restructuring. Management believes that the restructuring plan, which was substantially implemented by the end of March 1998, will position the Company as a lower cost provider under the Medicare prospective payment system that is scheduled to be implemented October 1, 1999, as well as reduce the impact on the Company of the reduction in Medicare reimbursement for oxygen services and the IPS limits. During the fourth quarter of fiscal 1998, the Company will be implementing cost reduction and office consolidation initiatives which were identified in addition to the initiatives identified during the second quarter of fiscal 1998. See "Restructuring Initiatives" and Note 3 to the accompanying unaudited condensed consolidated financial statements.

Additionally, deferred acquisition costs aggregating $1.2 million associated with the termination of the Company's proposed acquisition of USHO were written off during the second quarter of fiscal 1998.

The Company recorded certain nonrecurring expenses of $1.6 million during the second quarter of fiscal 1997 as a result of a merger which occurred in November 1996. Such costs were comprised of transaction fees, legal and accounting costs and other nonrecurring expenses associated with the merger. Additionally, during the third quarter of fiscal 1997, the Company wrote-off deferred costs aggregating $300,000 relating to an offering to sell shares of the Company's common stock through a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 1, 1996 and withdrawn on December 30,

1996. The write-off was recorded based upon management's judgment that a similar offering would not likely occur prior to June 30, 1997 due to market conditions. Such costs were comprised principally of legal, accounting and printing costs.

Writedown of goodwill. During the second quarter of fiscal 1998, the Company recorded a writedown of goodwill previously recorded in connection with certain acquisitions. The Company determined the writedown of goodwill was required under SFAS 121 based upon management's estimate of the impact of the announced reductions in Medicare reimbursement for oxygen services and the expected impact of the IPS on the Company's continuing operations. Based upon management's determination of the expected impact of these changes on the carrying value of goodwill, goodwill was written down by $23.5 million during the three months ended December 31, 1997. This writedown was comprised of $9.0 million related to certain durable medical equipment and respiratory and infusion therapy companies and $14.5 million related to certain Medicare cost-reimbursed nursing agencies.

The Company will continue to evaluate the continuing value of goodwill in accordance with SFAS 121. There can be no assurance that the remaining balance of goodwill of $47.5 million at March 31, 1998 will not be reduced for possible impairments which may occur in the future as a result of changes in reimbursement or other issues. Additionally, reimbursement regulations have been issued related to reimbursement for certain mobile diagnostic services. These regulations could eliminate payment for mobile diagnostic services to the Company. Goodwill associated with mobile diagnostic services acquisitions aggregates approximately $1.0 million at March 31, 1998. Mobile diagnostic services represent less than 3% of the Company's current net revenues.

Loss before income taxes. Significant factors which affected the loss before income taxes for the nine months ended March 31, 1998 included a pre-tax operating loss from the Texas Medicare cost-reimbursed nursing agency of approximately $839,000 as a result of early implementation of the IPS in the Texas Region effective January 1, 1998 and pretax charges aggregating $28.4 million related to the nonrecurring writedown of goodwill and merger and other nonrecurring costs recorded during the second quarter of fiscal 1998. The Company expects the Texas Medicare IPS related loss to continue during the fourth quarter of fiscal 1998 but at a reduced amount as a result of the cost reduction and office consolidation initiatives currently being implemented. The Company expects this loss to be significantly reduced during fiscal 1999 after all the cost reductions are implemented. However, there can be no assurance the Company will be able to achieve the expected cost savings or synergies from the closing or consolidation of offices and other restructuring efforts or will be able to reduce costs without negatively impacting operations.

Provision (benefit) for income taxes. The Company recorded a tax benefit of 12% of pretax loss for the nine months ended March 31, 1998, principally as a result of the merger and restructuring charges and the writedown of goodwill recorded during the second quarter of fiscal 1998. The writedown of goodwill included approximately $15.6 million of nondeductible goodwill recorded in connection with certain acquisitions, for which the Company receives no income tax benefit.

Liquidity and Capital Resources

Working capital increased to $49.7 million at March 31, 1998 from $43.2 million at June 30, 1997, an increase of $6.5 million. The increase primarily resulted from an increase in current assets of $8.3 million offset by an increase in current liabilities of $1.8 million. The increase in current assets was comprised principally of an increase in accounts receivable of $3.9 million and an increase in income taxes receivable of $2.6 million. The increase in current liabilities was comprised principally of the change in the current portion of restructuring and other nonrecurring liabilities of $3.0 million at March 31, 1998, offset by a decrease of $2.4 million in the current portion of long-term debt. The increase in accounts receivable was principally due to internal growth and certain managed care payors continuing to subject the Company to protracted payment terms and increasing attempts by these and other third-party payors to deny payments for appropriate products and services furnished to their subscribers. The increase in accounts receivable resulted in an increase in days net revenues outstanding from 92 to 118 for this period. The increase in days net revenues outstanding resulted from a decrease in net revenues of $5.5 million from the three months ended June 30, 1997 to the three months ended March 31, 1998, as well as the increase of $3.9 million in net accounts receivable from June 30, 1997 to March 31, 1998. Cash flow provided by operations was $1.3 million for the nine months ended March 31, 1998 compared with $11.0 million used in operations in the nine months ended March 31, 1997.

Cash expenditures for acquisitions were $32.4 million for the nine months ended March 31, 1997. There were no acquisitions consummated during the nine months ended March 31, 1998. During the nine months ended March 31, 1998, the Company paid $514,000 in additional consideration for acquisitions completed during fiscal 1997. The Company also issued 579,901 shares of common stock on March 30, 1998 to the former owners of Nahatan Drug, Inc. as additional consideration required under the acquisition agreement. Additionally, the Company is currently restricted by its senior credit facility from engaging in acquisitions. As a result of the changing reimbursement environment, management expects a slowing of growth through acquisition.

Goodwill was $47.5 million at March 31, 1998, after a $23.5 million writedown recorded during the second quarter of fiscal 1998. The Company will continue to evaluate the continuing value of goodwill in accordance with SFAS 121. There can be no assurance that the remaining balance of goodwill at March 31, 1998 will not be reduced for possible impairments which may occur in the future as a result of changes in reimbursement or other issues. Additionally, reimbursement regulations have been issued related to reimbursement for certain mobile diagnostic services. These regulations could eliminate payment for mobile diagnostic services to the Company. Goodwill associated with mobile diagnostic services acquisitions aggregates approximately $1.0 million at March 31, 1998. Mobile diagnostic services represent less than 3% of the Company's current net revenues.

Expenditures for purchases of capital equipment were $1.9 million and $2.8 million for the nine months ended March 31, 1998 and 1997, respectively, including $1.4 million of purchases in fiscal 1998 funded through a master lease agreement. The Company expects to spend approximately $1.0 million for capital expenditures for the remainder of fiscal 1998. The Company typically funds a significant portion of its capital expenditures through a master lease arrangement which is collateralized by the value of the underlying equipment.

The Company's Medicare cost-reimbursed nursing agencies are subject to the Medicare surety bond requirements imposed by the Budget Act, which require the Company to obtain surety bonds for each agency in the amount of the greater of $50,000 or 15% of the Medicare net revenues for the previous year. The Company was required to have surety bonds in place no later than February 27, 1998 for these agencies, and complied with these requirements. Since complying with these requirements, the Health Care Financing Administration ("HCFA") has extended the deadline for compliance to 60 days after the publication of the final regulations. To date the final regulations have not been issued. The aggregate cost of the surety bonds to the Company was less than $100,000 for coverage from January 1, 1998 to June 30, 1998. A date has not been established for surety bond coverage for durable medical equipment providers as the proposed rules for such providers have not yet been finalized. Due to the nature of the surety bonds serving as a Medicare fraud and abuse deterrent and the potential for insurers to have significant risk under the bonds, many insurers are unwilling to provide surety bond coverage that complies with all the specifications of the regulation. As a result, although the Company was able to obtain surety bond coverage that complies with the regulations, there can be no assurance that such coverage will be adequate or available to the Company in the future on satisfactory terms, if at all. Additionally, there can be no assurance that any judgments, settlements or costs relating to future claims under these surety bonds will not have a material adverse effect on the Company's results of operations or financial condition.

The Company had a $100 million senior credit facility (the "Credit Facility") available for acquisitions, working capital and other general corporate purposes. On February 17, 1998, the Credit Facility was amended to waive and amend certain covenants under the Credit Facility, limit aggregate borrowings for working capital purposes to $48.0 million and no longer permit the Company to borrow for acquisition purposes until it meets certain criteria as defined by the Credit Facility. Additionally, the interest rates available to the Company on borrowings under the Credit Facility were increased by 0.5% per annum. On May 15, 1998, the Company and its lenders entered into an amendment to the Credit Facility (the "Amendment") which, among other things, waived the failure by the Company to be in compliance on March 31, 1998 with certain covenants set forth in the Credit Facility, limited the aggregate amount that the Company could borrow under the Credit Facility through July 31, 1998 to $84.8 million and required the Company to grant to the lenders under the Credit Facility, subject to certain permitted liens and exceptions, a collateral interest in all of the assets of the Company. The Amendment also requires the Company to pay certain additional monthly fees based upon amounts outstanding under the Credit Facility. These fees are expected to result in an increase in the effective interest rate on borrowings under the Credit Facility of between 0.5% to 1% per annum. On April 30, 1998, the Company had $82.1 million outstanding under the Credit Facility bearing interest at a weighted average interest rate of 8.3% and $2.7 million of unused commitment available for working capital purposes through July 31, 1998.

The Company has provided to its lenders under the Credit Facility information which reflects that the Company expects not to be in compliance as of September 30, 1998 and thereafter with certain covenants set forth in the Credit Facility. In the Amendment, the lenders and the Company have agreed to negotiate in good faith by August 15, 1998 an additional amendment to the Credit Facility, including amendments to the financial covenants of the Credit Facility as applicable after June 30, 1998 and thereafter and such other amendments that the lenders require.

If the Company fails to be in compliance with the covenants set forth in the Amendment and the Company and the lenders fail to enter into the additional amendment to the Credit Facility which amends the covenants in a manner satisfactory to the Company and the lenders, or if the lenders otherwise fail to waive the Company's noncompliance with the covenants, the Company will be in default under the Credit Facility. If an event of default should occur under the Credit Facility, the lenders could elect to declare all amounts of principal outstanding under the Credit Facility, together with all accrued interest, to be immediately due and payable.

If the Company and lenders enter into an additional amendment to the Credit Facility on terms satisfactory to the Company, the Company anticipates that the available lines of credit as of that time and cash flow generated from operations should be adequate to enable the Company to fund its operations, capital expenditures and anticipated internal growth for at least the next twelve months.

PART II:     OTHER INFORMATION

Item 1.      Legal Proceedings

On February 19, 1998, a shareholder commenced litigation against the Company and certain named officers of the Company. In the lawsuit, entitled Koenig v.
                                                                ---------
Feldman, et al. which was filed in the United States District Court for the
---------------
Eastern District of Pennsylvania, the plaintiff alleges that the defendants, in violation of federal securities laws, engaged in a scheme to artificially inflate and maintain the market price of the Company's common stock by, among other things, making false and misleading statements or failing to disclose material facts in documents filed with the Securities and Exchange Commission or in press releases issued by the Company, particularly with respect to the Company's efforts to obtain timely payment for the Company's products and services and the Company's termination of business with certain managed care companies. The plaintiff, who filed the lawsuit on behalf of himself and all others similarly situated, seeks certification of the lawsuit as a class action on behalf of all persons who purchased the Company's common stock between September 3, 1997 and February 16, 1998. The Company believes that the lawsuit is without merit and intends to engage in a vigorous defense.

Item 2.      Changes in Securities and Use of Proceeds

On March 30, 1998, the Company issued 579,901 shares of common stock to the former owners of Nahatan Drug, Inc., a company acquired in March 1997, as additional consideration required under the acquisition agreement. These shares were not registered under the Securities Act of 1933 (the "Act"), as amended, in reliance upon the exemption from such registration provided by Section 4(2) of the Act.

Item 4.      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on February 16, 1998. At the meeting, shareholders elected directors and approved an amendment to the Company's 1995 Employee and Consultant Equity Plan (the "1995 Plan").

The following nominees for director, who was elected as a Class B director to serve for a three year term and until his successors is duly elected and qualified, received the following votes at the meeting.

                                         For              Withhold Authority
                                 ------------------    ------------------------
     G. Michael Bellenghi             6,851,759                 154,960

The term of office of each of the following directors continued after the meeting: Bruce J. Feldman, Harvey Machaver and Joseph F. Trustey.

The following sets forth the number of votes cast for or against the amendment to the 1995 Plan, as well as the number of abstentions and broker non-votes:

         For           Against         Abstentions         Broker Non-votes
     -----------    -------------    ---------------     --------------------
      4,805,650       1,166,046           13,182               1,021,841

Item 6.      Exhibits and Reports on Form 8-K

(a)      The exhibits filed with this report are listed in the index on page 26.

(b)      Reports on Form 8-K

         The registrant filed a report on Form 8-K on March 3, 1998 to disclose under Item 5 therein information with respect to certain litigation filed against the Company on February 19, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOME HEALTH CORPORATION OF AMERICA, INC.



Date:   May 15, 1998                    /s/ Bruce J. Feldman
                                        ----------------------------------------
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer and Principal
                                          Financial Officer)

EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------
(a)     3.1    Amended and Restated Articles of Incorporation of the Company.
(a)     3.2    Amended and Restated Bylaws of the Company.
(b)    10.1    Stock Purchase Agreement among HHCA, Home Health Corporation of
                 New Hampshire, Randy DiSalvo, R.S.D. Management Services, Inc., Nursing Services Home Care, Inc. and Nursing Services Home Care, Ltd.
(c)    10.2    Asset Acquisition Agreement Among Home Health Corporation of
                 America, Inc. and its Nominees, LHS Holdings, Inc., Liberty Health Services, Inc., Nurses Today M/C, Inc. and Mark H. O'Brien.
(c)    10.3    Asset Acquisition Agreement Among Home Health Corporation of
                 America, Inc. and its Nominees, PDN, Inc., Medical I.V., Inc. and Mark H. O'Brien.
(c)    10.4    Indemnification Agreement Among Home Health Corporation of
                 America, Inc. and its Nominees, LHS Holdings, Inc., Liberty Health Services, Inc., Nurses Today M/C, Inc., PDN, Inc., Medical I.V., Inc. and Mark H. O'Brien.
(a)    10.5    Asset Acquisition Agreement among Home Care Medical Supply and
                 Equipment, Inc., Alpha Home Care Services, Inc., Joel Schreiber, and Joseph J. D'Alessandro, including schedules and exhibits thereto.
(a)    10.6    Subordination Agreement among CoreStates Bank, N.A., Summit
                 Ventures II, L.P., Summit Investors II, L.P., CoreStates Enterprise Fund, and Alpha Home Care Services, Inc.
(a)    10.7    Stock Purchase Agreement by and between Home Health Corporation of Delaware, Inc., William Moses, Milton Altshuler, Steven R. Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
(a)    10.8    Asset Acquisition Agreement between HHCDME, Inc., and Master
                 Medical Supply Co., Inc., relating to Delaware Acquisition.
(a)    10.9    Asset Acquisition Agreement between HHCD, Inc., and Professional
                 Home Health Care Agency, Inc., relating to Delaware
                 Acquisition.
(a)    10.10   Indemnification Agreement relating to Delaware Acquisition.
(a)    10.11   Agreement among Home Health Care Corporation of Delaware, Inc.,
                 HHCD, Inc., HHCDME, Inc., Master Medical Supply Co., Inc., Professional Home Health Services, Inc., Professional Home Health Care Agency, Inc., William Moses, Andra H. Moses, Steven
                 R. Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
(a)    10.12   Full Payment Guaranty of the Company relating to Delaware
                 Acquisition.
(a)    10.13   Subordination Agreement among CoreStates Bank, N.A., Summit
                 Ventures II, L.P., Summit Investors II, L.P., CoreStates Enterprise Fund, and parties to Delaware Acquisition transaction documents.
(a)    10.14   Separation Agreement among Home Health Corporation of America,
                 Inc., Home Health Corporation of Delaware, Inc., HHCD, Inc., HHCDME, Inc., Steven R. Altshuler, Jane E. Altshuler, William
                 W. Moses and Andra H. Moses
(a)    10.15   Asset Purchase Agreement between Pennsylvania Home Care, Inc. and
                 Healthcare Professionals, Inc.
(d)    10.16   Third Amended and Restated Credit Agreement.
(e)    10.17   Amendment No. 1 to the Third Amended and Restated Credit
                 Agreement.
(a)    10.18   Lease between the Company and Swedeland Road Corporation,
                 relating to the Company's principal executive offices.
(a)    10.19   Employment Agreement between the Company and Bruce J. Feldman.*

(a)    10.20    Employment Agreement between the Company and Fred J. Nicholas.*
(a)    10.21    Employment Agreement between the Company and Joseph Grilli.*
(a)    10.22    1995 Employee and Consultant Equity Plan. *
(a)    10.23    1984 Employee Stock Option Plan (Qualified and Non-Qualified),
                  as amended and restated.*
(a)    10.24    Consent and Amendment to Note and Stock Purchase Agreement,
                  dated September 29, 1995, among the company, certain subsidiaries of the Company, Summit Ventures II, L.P., Summit Investors II, L.P.
(a)    10.25    Subordination Agreement, dated September 29, 1995, among
                  CoreStates Bank, N.A., Summit Ventures II, L.P., Summit Investors II, L.P., Summit Subordinated Debt Fund, L.P., CoreStates Enterprise Fund and Preferred Diagnostic Services, Inc.
(a)    10.26    Asset Acquisition Agreement among the Company, Home Health
                  Corporation of America, Inc. - Tampa, Preferred Diagnostic & Medical Services, Inc., Preferred Diagnostic Services, Inc., G&S Industries, Inc., and Joel M. Grossman, Jeffrey Grossman, Joseph Sterensis, Barbara Sterensis and Richard Levitt.
(a)    10.27    Registration Rights Agreement, dated September 28, 1995, among the Company, a subsidiary of the Company, Preferred Diagnostic & Medical Services, Inc. and Preferred Diagnostic Services, Inc.
(f)    10.28    Amended and Restated Agreement and Plan of Merger among Home
                  Health Corporation of America, Inc., HHCA Acquisition Corporation, Inc. and U.S. HomeCare Corporation.
(g)    10.29    Termination of Amended and Restated Agreement and Plan of Merger
                  among Home Health Corporation of America, Inc., HHCA Acquisition Corporation, Inc. and U.S. HomeCare Corporation.
(g)    10.30    Amendment No. 3 to Third Amended and Restated Credit Agreement.
       11.1     Computation of basic and diluted loss per share for the three and nine months ended March 31, 1998.
       11.2     Computation of basic and diluted earnings per share for the three and nine months ended March 31, 1997.
       27.1     Financial data schedule for the nine month period ended
                  March 31, 1998.
       27.2     Financial data schedule for the nine month period ended
                  March 31, 1997.
       27.3     Financial data schedule for the six month period ended
                  December 31, 1996.

-----------------
(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-96888) dated November 8, 1995, as amended.
(b) Incorporated by reference to the Company's Form 10-Q dated September 30, 1996 and filed November 14, 1996.
(c) Incorporated by reference to the Company's Form 8-K dated January 10, 1997 and filed January 24, 1997.
(d) Incorporated by reference to the Company's Form 10-Q dated March 31, 1997 and filed May 14, 1997.
(e) Incorporated by reference to the Company's Form 10-K/A dated June 30, 1997 and filed October 28, 1997.
(f) Incorporated by reference to the Company's Form 8-K dated September 26, 1997 and filed October 7, 1997.
(g) Incorporated by reference to the Company's Form 10-Q dated December 31, 1997 and filed February 17, 1998.

*      Represents management contract or compensatory plan