Form 10-Q/A
period 1998-03-31
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1998-06-03
CIK 1000685

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
                                          ==================    ==================     ==================    ===============

Weighted average number of common
     shares outstanding used for
     calculation of basic income (loss)
     per share                                       9,193                  8,678                 9,167               8,378
Stock options and warrants assumed
     outstanding during the period                      34                    148                     -                 148
Convertible securities assumed
     outstanding during the period                       -                      -                     -                 201
                                          ------------------    ------------------     ------------------    ---------------
Weighted average number of common
     shares used for calculation of
     diluted income (loss) per share                 9,227                  8,826                 9,167               8,727
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
                                                                   ================    ===============

5.    Credit Facility

The Company's senior credit facility (the "Credit Facility") was amended to limit aggregate borrowings under the Credit Facility, increase the fees on such borrowings, and waive and amend certain financial covenants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Amortization. For the three months ended March 31, 1998, amortization was $626,000, a decrease of $52,000, or 7.7%, over the three months ended March 31, 1997. This decrease was attributable principally to the reduction in goodwill as a result of the writedown recorded during the second quarter of fiscal 1998. See "Nine Months Ended March 31, 1998 Compared with the Nine Months Ended March 31, 1997 - Writedown of goodwill."

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

Expenditures for purchases of capital equipment were $3.3 million and $5.1 million for the nine months ended March 31, 1998 and 1997, respectively, including $1.4 million and $2.3 million of purchases in fiscal 1998 and fiscal 1997, respectively, funded through a master lease agreement. The Company expects to spend approximately $1.0 million for capital expenditures for the remainder of fiscal 1998. The Company typically funds a significant portion of its capital expenditures through a master lease arrangement which is collateralized by the value of the underlying equipment. As of March 31, 1998 the Company has fully utilized its available borrowings under the master lease arrangement and is reviewing additional financing sources.

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

The following nominee for director, who was elected as a Class B director to serve for a three year term and until his successor is duly elected and qualified, received the following votes at the meeting.

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


                                        HOME HEALTH CORPORATION OF AMERICA, INC.



Date:   June 3, 1998                    /s/ Bruce J. Feldman
                                        ----------------------------------------
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer and Principal
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
(a)    10.27    Registration Rights Agreement, dated September 28, 1995, among the Company, a subsidiary of the Company, Preferred Diagnostic & Medical Services, Inc. and Preferred Diagnostic Services, Inc.
(f)    10.28    Amended and Restated Agreement and Plan of Merger among Home
                  Health Corporation of America, Inc., HHCA Acquisition Corporation, Inc. and U.S. HomeCare Corporation.
(g)    10.29    Termination of Amended and Restated Agreement and Plan of Merger
                  among Home Health Corporation of America, Inc., HHCA Acquisition Corporation, Inc. and U.S. HomeCare Corporation.
(g)    10.30    Amendment No. 3 to Third Amended and Restated Credit Agreement.
       10.31    Amendment No. 4 Third Amended and Restated Credit Agreement.
(h)    11.1     Computation of basic and diluted loss per share for the three and nine months ended March 31, 1998.
(h)    11.2     Computation of basic and diluted earnings per share for the three and nine months ended March 31, 1997.
(h)    27.1     Financial data schedule for the nine month period ended
                  March 31, 1998.
(h)    27.2     Financial data schedule for the nine month period ended
                  March 31, 1997.
(h)    27.3     Financial data schedule for the six month period ended
                  December 31, 1996.

-----------------
(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-96888) dated November 8, 1995, as amended.
(b) Incorporated by reference to the Company's Form 10-Q dated September 30, 1996 and filed November 14, 1996.
(c) Incorporated by reference to the Company's Form 8-K dated January 10, 1997 and filed January 24, 1997.
(d) Incorporated by reference to the Company's Form 10-Q dated March 31, 1997 and filed May 14, 1997.
(e) Incorporated by reference to the Company's Form 10-K/A dated June 30, 1997 and filed October 28, 1997.
(f) Incorporated by reference to the Company's Form 8-K dated September 26, 1997 and filed October 7, 1997.
(g) Incorporated by reference to the Company's Form 10-Q dated December 31, 1997 and filed February 17, 1998.
(h) Incorporated by reference to the Company's Form 10-Q dated March 31, 1998 and filed May 15, 1998.

*      Represents management contract or compensatory plan