Form 10-K
period 1998-06-30
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1998-09-24
CIK 1000685

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

        (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    for the fiscal year ended June 30, 1998
                                       OR
          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  for the transition period from ____to ____

                        Commission file number 0-26938

                   HOME HEALTH CORPORATION OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)


        Pennsylvania                             23-2224800
 (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or                      Identification No.)
       organization)

2200 Renaissance Boulevard, Suite 300, King of Prussia       19406
     (Address of principal executive offices)             (Zip code)

     Registrant's telephone number, including area code: (610) 272-1717

     Securities registered pursuant to section 12(b) of the Act:   None

         Securities registered pursuant to section 12(g) of the Act:
                       Common Stock, no par value
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

On August 31, 1998, the aggregate market value (based upon the closing price on such date) of the voting stock held by non-affiliates of the registrant was approximately $10,821,000.

The number of shares of the registrant's common stock, no par value, outstanding as of August 31, 1998 was 9,765,764.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be prepared in connection with the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Home Health Corporation of America, Inc. ("HHCA" or the "Company") is a leading provider of comprehensive home health care services and products, delivering nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment. The Company operates 44 branch locations in Florida, Pennsylvania, Delaware, New Jersey, Maryland, Massachusetts, New Hampshire, Texas and Illinois. The Company generated $174.3 million in net revenues in fiscal 1998.

     The Company's business is impacted by extensive political, economic and regulatory influences, which continue to subject the health care industry in the United States to fundamental change. During fiscal 1998, significant changes to the Medicare system of reimbursement were enacted in connection with the Balanced Budget Act of 1997 (the "Budget Act"). The implementation of the Interim Payment System (the "IPS") for the Company's Medicare cost-reimbursed nursing agencies and reductions in Medicare oxygen services reimbursement rates which resulted from the Budget Act have had and are expected to continue to have a significant impact on the Company's current and future operations. Recent legislation introduced into the U.S. Congress, if enacted, could result in additional changes in the system of Medicare reimbursement. The uncertainty of the outcome of additional legislative and regulatory issues facing the industry have had a significant impact on the industry. See "Industry Overview," "Payor Mix" and "Government Regulation."

     In an effort to reduce operating costs and respond to the above reductions in Medicare reimbursement, the Company implemented a restructuring plan during fiscal 1998. This plan, which included cost reduction and office consolidation initiatives, as well as management's assessment of the continuing value of goodwill under the changing reimbursement environment, resulted in pre-tax accounting charges aggregating $28.7 million during fiscal 1998 which were comprised of a writedown of goodwill of $23.5 million and restructuring costs of $5.2 million. Although the restructuring plan is expected to reduce costs, there can be no assurance the Company will be able to achieve the expected cost savings or synergies from the closing or consolidation of offices and other restructuring efforts or will be able to reduce costs without negatively impacting operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's growth objective under the current industry climate is to enhance its position as one of the leading providers of quality, cost-effective, comprehensive home health care services and products by: (i) offering payors access to comprehensive home health care services and products which are provided directly by the Company; (ii) cross-selling its services and products through Coordinated Care Centers (See "Coordinated Care Centers") and home-based evaluations of patient needs; (iii) developing managed care and other referral sources; and (iv) expanding through acquisitions in existing and new markets as capital and other business constraints permit. See "Strategy."

     The Company seeks to provide a "one-stop-shop" of cost effective, comprehensive home health care services and products. The Company's regional Coordinated Care Centers serve as focal points for managed care organizations, hospitals, physicians, discharge planners and other health care providers to efficiently arrange for Company services and products. The Coordinated Care Centers and home-based evaluations conducted by the Company's nurses enhance the Company's ability to cross-sell its comprehensive range of services and products. The Company's nurses are trained to identify at the time of the evaluation in the patient's home any additional need for Company services and products. The Company believes that it is well-positioned to benefit from the increasing preference of payors and referral sources, particularly managed care organizations, to use home health care providers that both offer and coordinate the delivery of a full range of home health care services and products. As managed care organizations continue to increase their market share in regions in which the Company operates, these organizations continue to become increasingly important to the Company as referral sources. See "Strategy."

     While the Company completed fourteen acquisitions in both existing and new markets between fiscal 1996 and 1997, it completed no acquisitions during fiscal 1998. As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisition. In addition, the Company is restricted by its senior credit facility from engaging in acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate. See "Industry Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks." The Company believes it will be positioned to execute its acquisition strategy once Medicare reimbursement regulation uncertainties and the Company's capital constraint issues are resolved. See "Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions."

     From fiscal 1996 to fiscal 1998, the Company generated a compound annual growth rate in net revenues of 39.6% through a combination of acquisitions and internal growth. The Company's net revenues increased from $64.1 million in fiscal 1995 to $174.3 million in fiscal 1998 (of which 66.3% represented nursing and related patient services net revenues). The Company experienced internal growth rates in net revenues of 19%, 16% and 4% for fiscal years 1996, 1997 and 1998, respectively. The Company's internal growth in net revenues was primarily the result of cross-selling its services and products, expanding the range of services and products offered, increasing patient referrals, particularly from managed care organizations, and increasing cost-based Medicare reimbursement resulting principally from increased costs. The Company's internal growth rate during fiscal 1998 was impacted by implementation of certain provisions of the Budget Act. The percentage of the Company's net revenues from managed care organizations and other non-governmental payors increased from 37.8% in fiscal 1996 to 39.2% in fiscal 1998. See "Payor Mix," "Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Internal Growth" and "- Forward Outlook and Risks."

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

     The growth in home health care is also due to increased acceptance of home health care by payors, patients and the medical community, including physicians, hospitals and other providers. Home health care often results in lower costs, which is increasingly important under managed care. In addition, home health care has grown rapidly as a result of (i) advances in medical technology, which have facilitated the delivery of services in alternate sites, (ii) demographic trends, such as an aging population, and (iii) a strong preference among patients to receive health care in their homes.

     The home health care industry has been highly fragmented and characterized by local providers that typically do not offer a comprehensive range of cost-effective services and products. These local providers often do not have the capital necessary to expand their operations or the range of services and products offered, which limits their ability to compete for managed care contracts and other referrals and to realize efficiencies in their operations. As managed care has become more prevalent, payors increasingly are seeking home health care providers that offer a "one-stop-shop" of cost-effective, comprehensive services in each market served, which further inhibits the ability of local providers to compete effectively. Additionally, the implementation of the IPS and other provisions of the Budget Act are resulting in a number of Medicare cost-reimbursed nursing agencies and other home care providers closing or consolidating with other larger providers. As a result of these economic and competitive pressures, the home health care industry is continuing to undergo consolidation, a trend the Company expects to continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

STRATEGY

     The Company's growth objective is to enhance its position as one of the leading providers of quality, cost-effective, comprehensive home health care services and products by continuing to pursue the following strategy:

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

     Cross-Sell Services and Products. The Company cross-sells its services and products through its Coordinated Care Centers and home-based patient evaluations conducted by the Company's nurses. The Company's two Coordinated Care Centers, located in the Northern and Southern Regions, serve as focal points for managed care organizations, hospitals, physicians, discharge planners and other health care providers to efficiently arrange for Company services and products. The Company's nurses are trained to identify, at the time of the nurse evaluation in the patient's home, any additional need for Company services and products. However, there can be no assurance the Company will be able to continue to successfully cross-sell its services or products either through its Coordinated Care Centers or home-based patient evaluations conducted by the Company's nurses, or maintain or increase its current internal growth rate resulting from cross-selling. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Internal Growth" and "- Forward Outlook and Risks."

     Develop Managed Care and Other Referral Sources.   Managed care and other
non-governmental payors, which are an increasingly significant source of referrals for home health care services, accounted for 37.8% and 39.2% of the Company's net revenues in fiscal 1996 and 1998, respectively. All of the Company's 44 branch locations are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The Company believes JCAHO accreditation enhances its ability to obtain contracts with certain managed care organizations. The Company is also targeting referrals from managed care organizations by offering disease management programs for the treatment of asthma, diabetes, and other chronic illnesses, as well as outcome and utilization reports. The Company expects that managed care contracts will generate an increasing number of referrals as the penetration of managed care accelerates in its markets. The Company believes that it has the local relationships, the knowledge of the regional markets in which it operates, and the cost-effective, comprehensive services and products required to compete effectively for managed care contracts and other referrals.

     While the Company's net revenues from managed care and other non-governmental payors have increased and are expected to continue to increase, payments per visit from managed care organizations typically have been lower than cost-based reimbursement from Medicare and reimbursement from other payors for the Company's services, resulting in reduced profitability on such services. In addition, payors and employer groups are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's business, financial condition or results of operations. See "Payor Mix" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     During fiscal 1998 the Company terminated relationships with certain managed care organizations and is in the process of reviewing its managed care contracts. As a result, the Company's relationships with its managed care referral sources may continue to change. In connection with these terminations and other factors, the Company's internal growth rates declined during fiscal 1998. There can be no assurance the Company will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's financial condition or results of operations. See "Payor Mix" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Internal Growth," "- Liquidity and Capital Resources" and "- Forward Outlook and Risks."

     Expand Through Acquisitions in Existing and New Markets. While the Company completed fourteen acquisitions between fiscal 1996 and 1997, it completed no acquisitions during fiscal 1998. As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisitions. In addition, the Company is restricted by its senior credit facility from engaging in acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate. See "Industry Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Generally, the Company has followed an acquisition strategy of seeking to acquire home health care businesses in existing and new markets. The Company's acquisition strategy in existing markets generally has been to target companies which broaden the Company's geographic coverage and which complement and expand the Company's services and products. In entering new markets, the Company's strategy has been to generally acquire a home nursing company (primarily Medicare-based) and add additional services and products through internal growth and subsequent acquisitions in order to offer a full range of home health care services and products to patients, physicians and payors. The Company believes that its acquisition of companies which provided primarily nursing services at the time of acquisition have enhanced the Company's net revenues as related services and products were introduced by the Company into the new markets through additional acquisitions. The Company's acquisition strategy may change as a result of the ongoing legislative and regulatory changes in the industry. The Company believes it will be positioned to execute its acquisition strategy once Medicare reimbursement regulation uncertainties and the Company's capital constraint issues are resolved. See "Payor Mix," "Government Regulation," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and " - Forward Outlook and Risks."

SERVICES

     The Company derives substantially all of its net revenues through the provision of nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment. The following table shows the percentage of net revenues represented by each of the Company's services and products for the periods presented:

                                             FISCAL YEAR ENDED JUNE 30,
                                         ---------------------------------
                                           1996         1997         1998
                                         -------      -------      -------
Nursing and related patient services:
    Medicare                                37.4%        41.9%        41.2%
    Non-Medicare                            22.6         22.2         25.1
                                         -------      -------      -------
                                            60.0         64.1         66.3
Respiratory therapy                         17.8         18.1         15.2
Infusion therapy                            14.0          8.4          7.0
Durable medical equipment                    8.2          9.4         11.5
                                         -------      -------      -------
            Total                          100.0%       100.0%       100.0%
                                         =======      =======      =======

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

        Continuous positive airway pressure therapy which forces air through respiratory passage-ways during sleep to prevent sleep apnea.

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

     The Company currently operates pharmacies in Folcroft and Dupont, Pennsylvania; Largo and Pompano Beach, Florida; Chicago, Illinois and Dallas, Texas to serve substantially all of its home infusion patients in its regions and employs licensed pharmacists and registered nurses who have specialized skills in home infusion therapy.

     Durable Medical Equipment. The Company provides durable medical equipment to serve the needs of its patients, including hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.

ORGANIZATION

     During fiscal 1998, the Company reorganized from five operating regions to two in connection with its restructuring and cost reduction initiatives announced in February and March 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Form 10-Q/A dated March 31, 1998. As a result, the Company's operations are now organized into a Northern and Southern region. The Northern Region is comprised of the Company's New England, Northeast Pennsylvania and Mid-Atlantic operating locations. The Southern Region is comprised of the Company's Florida and Texas operating locations. Each operating location has an Area Vice President who reports to the Company's Chief Executive Officer and is responsible for managing the operations of his respective operating location. Regional support staff are generally organized by either nursing and related patient services or other services or products. The Northern and Southern Regions have Coordinated Care Centers located in Broomall, Pennsylvania and Largo, Florida, respectively, to coordinate the delivery of the Company's services and products to patients referred by managed care organizations, hospitals, physicians, discharge planners and other health care providers. Management functions, such as professional services oversight, finance, sales training and support, product development, policy and procedure development, and management information systems are centralized at the corporate headquarters. As the Company finalizes implementation of its restructuring plan the organization of it operations is subject to change. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COORDINATED CARE CENTERS

     The Company's Coordinated Care Centers serve as focal points for managed care organizations, hospitals, physicians, discharge planners and other health care providers to arrange for Company services by a Company home care coordinator. The home care coordinator facilitates the delivery of the comprehensive range of services and products to patients referred to the Company. After reviewing the referral, the Company's home care coordinator reviews the patients' medical history, confirms insurance coverage and arranges for physician-prescribed home health care services and products to be delivered to the patient.

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

     The impact of Year 2000 computer problems on the Medicare and Medicaid programs, other federal or state health care programs and other third party payors could affect prompt reimbursement to the Company in the future unless and until such potential problems are corrected. The Company's major management information system software programs are vendor-supplied and are scheduled by the vendors to be Year 2000 compliant by December 31, 1999. The Company expects to be Year 2000 compliant by December 31, 1999 and does not expect to incur significant costs in attaining compliance. However, there can be no assurance the Company has adequately assessed or identified all aspects of its business which may be impacted by Year 2000 issues which may arise after December 31, 1999. Additionally, there can be no assurance that vendors who supply the Company's major management information system software will adequately address and correct any and all Year 2000 issues that may arise prior to January 1, 2000. As a result of the foregoing, there can be no assurance that Year 2000 computer problems which may impact the Company or its payors will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

SALES AND MARKETING

     The Company's marketing department provides planning and development, market research, public and community relations support and educational program development for all of the Company's branch locations. As of August 31, 1998, the Company employed approximately 48 sales representatives whose primary responsibilities are to generate referrals from managed care organizations, hospitals, physicians, discharge planners and other health care professionals.

     The Company focuses its marketing efforts and sales resources on referral sources. The Company generates referrals from managed care organizations, hospitals, physicians, discharge planners and other health care professionals. The Company offers its referral sources a comprehensive range of products and services delivered in a coordinated manner, disease management programs for the treatment of asthma, diabetes and other chronic illnesses, continuing education seminars, as well as outcome and utilization reports. The Company has contracts with numerous managed care organizations, including organizations affiliated with Humana Health Care Plans, Inc., Aetna/U.S. Healthcare, Inc., Independence Blue Cross, Keystone Health Plans East and Prudential Health Care Plan, Inc.

     During fiscal 1998 the Company terminated relationships with certain managed care organizations and is in the process of reviewing its managed care
contracts.   As a result, the Company's relationships with its managed care referral sources may continue to change. There can be no assurance the Company will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's financial condition or results of operations. See "Payor Mix" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Internal Growth," "- Liquidity and Capital Resources" and "- Forward Outlook and Risks."

     The Vice President of Business Development is responsible for (i) national managed care contract development, (ii) network management, and (iii) contract management services. As a result of the changing home care industry and the significant growth of managed care, the Company has determined there is a growing need for the provision of management services and the need to form strategic alliances with managed care organizations, hospitals, nursing homes, physician groups and subacute facilities. However, there can be no assurance the Company will be able to successfully develop or maintain existing relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

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

PAYOR MIX

     The Company derives substantially all of its net revenues from Medicare, Medicaid and private payors, which include managed care organizations, including health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"), traditional indemnity insurers and third party administrators
("TPAs").   While Medicare is expected to continue to represent a significant component of net revenues, the Company anticipates net revenues from managed care organizations will continue to increase. The following table outlines the payor mix for the Company's net revenues for the periods presented:

                                    FISCAL YEAR ENDED JUNE 30,
                              ------------------------------------
                                1996          1997          1998
                              --------      --------      --------
Medicare                          50.3%         55.5%         51.9%
Medicaid                          11.9           5.8           8.9
Managed care and other            37.8          38.7          39.2
                              --------      --------      --------
           Total                 100.0%        100.0%        100.0%
                              ========      ========      ========

     Medicare Programs. A majority of the Company's business is, and is expected to continue to be, reimbursed by Medicare and Medicaid. Medicare is a federally funded health program which provides health insurance coverage for certain disabled persons and persons age 65 or older. The Medicare program provides for, under both Medicare Part A and Medicare Part B, certain home health services furnished by a home health agency under a plan established and reviewed by a physician, including part-time or intermittent skilled nursing care; physical, occupational, or speech therapy; medical social services under the direction of a physician; part-time or intermittent services of a home health aide; medical supplies (but not drugs or biologicals except for osteoporosis drugs) and durable medical equipment. Prior to changes in Medicare reimbursement resulting from the Budget Act, Medicare Part A (principally nursing and related patient services) reimbursed the Company on a "cost basis" based on the lower of the Company's allowable cost, as defined by Medicare regulations, not to exceed annual cost limits or the Company's actual charges. Allowable cost is the actual cost directly related to providing home health care services, plus an overhead allocation. Cost reports evidencing the fiscal year allowable costs, visit data, charges and other financial information are filed annually and are subject to audit. Medicare Part B (principally respiratory and infusion services and durable medical equipment) is paid on a fixed fee-for-service basis similar to other third-party payors, such as managed care organizations.

     The Budget Act, enacted by the U.S. Congress ("Congress") in August 1997, requires the Health Care Financing Administration ("HCFA"), the department of the U.S. Department of Health and Human Services responsible for the rules governing Medicare and Medicaid, to initiate the implementation of a prospective payment system (the "PPS") under both Medicare Part A and Medicare Part B for home health agencies by October 1, 1999, with up to a four-year phase-in period. This implementation deadline may be postponed due to Year 2000 issues HCFA must address. The Company believes that reimbursement under a PPS system would consist of either an established fee for a specific clinical diagnosis or a fixed per diem amount for providing service. Implementation of a PPS system for hospitals in 1984 generally resulted in lower reimbursement per patient admission. However, the reimbursement mechanism was designed to reward providers with costs below a specific cost per diagnosis per admission. Similarly, to the extent the Company's Medicare cost-reimbursed nursing agencies' costs to provide services are below reimbursement rates established under the PPS, the Company would expect to benefit by being reimbursed amounts in excess of their costs. However, the impact of the PPS on the Company's results of operations cannot be predicted with any level of certainty as it would depend largely upon the rates established under the PPS and the Company's cost structure at that time.

     Prospective rates determined by HCFA are expected to reflect a 15% reduction in cost limits and per-patient limits in place as of September 30, 1999. For fiscal years 2001 and beyond, the standard payment amount will be adjusted by the home health market index established by HCFA. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of the implementation of the PPS on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home health services established under PPS and the Company's ability to deliver its services at a cost below the PPS rates. There can be no assurances that such reimbursement rates would cover the costs incurred by the Company to provide home health services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     For cost reporting periods beginning on or after October 1, 1997 and until the PPS becomes effective, the Budget Act established an interim payment system (the "IPS") that provides for the lowering of reimbursement limits for home health visits. Cost limit increases for fiscal 1995 and 1996 were eliminated in determining the IPS reimbursement limits. In addition, for cost reporting periods beginning on or after October 1, 1997, home health agencies cost limits are determined as the lesser of (i) their charges, (ii) their actual costs,
(iii) cost limits based on 105% of median costs of freestanding home health agencies, or (iv) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation and agency-specific and regional cost differences (a "blended rate," or patient aggregate allowance). The new cost limits apply to the Company for the cost reporting period beginning July 1, 1998, except for the Company's Medicare cost-reimbursed nursing agency located in Texas, for which the new cost limits applied for the cost reporting period which began January 1, 1998.

     The implementation of the IPS had a significant impact on reimbursements received by the Company's Texas Medicare cost-reimbursed nursing agency during fiscal 1998 and is expected to have a significant impact on reimbursements in fiscal 1999 to be received by all of the Company's Medicare cost-reimbursed nursing agencies. In an effort to reduce operating costs and respond to the reductions in Medicare reimbursement, the Company implemented a restructuring plan during fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Recent legislation introduced in the U.S. Congress ("Congress"), if enacted, could result in improvements in IPS reimbursement or a moratorium on IPS until PPS is implemented. The Company cannot predict the effect that any legislation, if enacted, would have on the Company's results of operations.

     For cost reporting periods beginning after October 1, 1997, the Budget Act also requires home health agencies to submit claims for payment for home health services only on the basis of the geographic location at which the service was furnished. HCFA has publicly expressed concern that some home health agencies are billing for services from administrative offices in locations with higher per-visit cost limitations than the cost limitations in effect in the geographic location of the home health agency furnishing the service. The Company does not expect this provision of the Budget Act to have a material impact on the Company's financial condition or results of operations.

     The Budget Act also provided for a 25% reduction in home oxygen reimbursement from Medicare effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index updates for the next five years. Approximately 5.8% of the Company's current net revenues are derived from reimbursement of oxygen services. The reduction in oxygen reimbursement during fiscal 1998 had an impact on internal growth in the Company's net revenues. The additional reduction to be effective January 1, 1999 is also expected to impact internal growth in net revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Internal Growth" and "- Forward Outlook and Risks."

     Various other provisions of the Budget Act may also have an impact on the Company's business and results of operations. The impact of these reimbursement changes could have a material adverse effect on the Company's financial condition or results of operations. In addition to the impact on health care reimbursement resulting from the Budget Act, other changes have been announced in a federal policy that may adversely impact the Company's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks - Medicare Reimbursement."

     Medicaid Programs.   Medicaid is a health insurance program, jointly funded
by the federal and state governments, which provides health insurance coverage for certain financially or medically needy persons regardless of age. Medicaid benefits supplement Medicare benefits for financially needy persons age 65 or older.

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

     Reimbursement Payments. Of the Company's eleven Medicare cost-reimbursed nursing agencies, eight currently receive periodic interim payments ("PIPs") from Medicare for services provided. PIPs are bi-weekly payments, the amounts of which are reviewed quarterly to reflect increases or decreases in the volume of home health services actually provided. Because PIPs are paid bi-weekly, the arrangement has a substantially more favorable effect on the Company's cash flow than other payment arrangements. The Medicare program is scheduled to discontinue PIPs for home health services concurrent with the implementation of the PPS. This change could result in a material adverse effect on the Company's cash flow. The Company's remaining Medicare cost-reimbursed nursing agencies are currently reimbursed on a claims-processed basis. Generally the Company is paid for these claims within two to six weeks after submission to the intermediary at rates that reflect the Company's historical costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Reimbursement from Medicare and Medicaid for certain services is subject to audit and retroactive adjustment. Retroactive adjustments made to prior-year cost reports could have a material adverse effect on the Company's financial condition or results of operations. In addition, the home health care industry is generally characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third party payors. At June 30, 1998, approximately 39.2% of the Company's net revenues were derived from managed care and other non-governmental payors. The Company is continuing to experience an industry-wide increase in the length of time required to collect receivables owed by managed care and other payors. A continuation of the lengthening of the amount of time required to collect accounts receivable from managed care organizations or other payors could have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Forward Outlook and Risks."

     Pricing Pressures. Medicare, Medicaid and other payors, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While the Company's net revenues from managed care and other non-governmental payors have increased and are expected to continue to increase, payments per visit from managed care organizations typically have been lower than cost-based reimbursement from Medicare and reimbursement from other payors for nursing and related patient services, resulting in reduced profitability on such services. Other payor and employer groups, including Medicare, are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's financial condition or results of operations. See "Medicare Programs" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

MEDICARE CASE MIX STUDY

     During fiscal 1997, the Company was selected to participate in a study of Medicare cost-reimbursed nursing agencies (the "Medicare Case Mix Project") being conducted by HCFA. The Medicare Case Mix Project is a result of HCFA's commitment to implement the PPS for Medicare cost-reimbursed nursing agencies by October 1999. See "Payor Mix - Medicare Program." The study, which commenced August 1997, will include an eighteen month data collection period concluding on March 31, 1999, and is expected to determine the extent to which measurable characteristics of the home health patient, combined with other factors, can be utilized to predict resource use in Medicare home nursing visits. The Company is among 90 Medicare cost-reimbursed nursing agencies selected for the study, primarily as a result of the Company's utilization data being below the national averages of comparable home health agencies.

GOVERNMENT REGULATION

     Recent Regulatory Developments. The Company's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and will continue to propose and adopt legislation effecting fundamental changes in the health care delivery system. Changes in the applicable laws or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid expenditures are expected to continue in the future. While the Budget Act has significantly impacted the home health care industry, additional changes may also occur in the future. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company. The level of net revenues and profitability of the Company, like those of other health care providers, will also be affected by the continuing efforts of other payors to contain or reduce the costs of health care by lowering reimbursement rates, slowing payment for services provided, increasing case management review of services and negotiating reduced contract pricing and capitation arrangements. See "Payor Mix" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     Certificates of Need, Permits and Licensure. The federal government and all states regulate various aspects of the home health care industry. Such laws include state laws which may impose certificate of need and licensure requirements on home health care agencies, laws covering the dispensing of drugs and the operation of pharmacies, as well as laws governing participation in the Medicare and Medicaid programs. Federal laws may also require registration with the Drug Enforcement Administration of the United States Department of Justice and the satisfaction of certain requirements concerning security, record keeping, inventory controls, prescription order forms and labeling. The Company's home health agencies and pharmacies are currently licensed where required by the applicable federal, state and local laws. In addition, certain health care practitioners employed by the Company require state licensure and/or registration and must comply with laws and regulations governing standards of practice. The Company has obtained all of the necessary certificates of need, licenses, permits and certification to operate its business from those states in which it operates. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could materially adversely affect the Company's financial condition or results of operations. Moreover, there can be no assurance that the Company will be able to obtain any certificates of need, licenses, permits, and/or other certification which may be required in the future if the Company expands its operations or laws change to impose additional requirements or interpretations of existing regulations change. Moreover, any attempt to obtain additional certificates of need or any other required approvals will cause the Company to incur certain expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

     JCAHO Accreditation.   Since 1989, the Joint Commission on Accreditation of
Healthcare Organizations (JCAHO), a nationally-recognized organization that develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers, has accredited home health agencies which voluntarily choose to obtain such accreditation and which satisfy the applicable standards. All of the Company's home health agencies are currently accredited by the JCAHO. Upon acquiring companies in existing or new regions which are non-accredited, the Company may choose to have a particular agency undergo the JCAHO accreditation process, generally within twelve to eighteen months after acquisition. With the advent of managed care, the need for objective quality measurements has increased. Not all providers have chosen to undergo the accreditation process because of its expense and time burden. Consequently, the Company has positioned itself to procure managed care contracts in part because of its choice to undergo rigorous review of its operations. See "Strategy."

     Fraud and Abuse and Self-referral Laws. The home health care industry is subject to anti-kickback provisions of the federal Medicare and Medicaid Patient and Program Protection Act of 1987 ("Fraud and Abuse Statute"), which prohibit the knowing and willful offer, payment, solicitation or receipt of any remuneration, in cash or in kind, directly or indirectly, as inducement for referral for items or services which may be paid for in whole or in part under the Medicare or Medicaid programs, all other federal health care programs and state health care programs. While the Fraud and Abuse Statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates, gifts, free services, bribes or other incentives for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Some court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. The U.S. Department of Health and Human Services ("HHS") has adopted regulations creating "safe harbors" from federal criminal and civil penalties under the Fraud and Abuse Statute by exempting certain types of ownership interests and other financial arrangements that do not appear to pose a risk of Medicare and Medicaid program abuse. Transactions covered by the Fraud and Abuse Statute that do not conform to an applicable safe harbor are not necessarily in violation of the statute, but the practice may be subject to increased scrutiny and possible prosecution. The criminal penalty for conviction under the Fraud and Abuse Statute is a fine of up to $25,000 and/or up to five years imprisonment. In addition to criminal penalties, administrative

(such as temporary or permanent suspension from the Medicare and Medicaid programs), and civil monetary penalties may be imposed for violations. Federal enforcement officials may also attempt to use other federal statutes to punish or prosecute behavior considered fraudulent or abusive, including the Federal False Claims Act and the Health Insurance Portability and Accountability Act of 1996. The Federal False Claims Act provides for penalties of up to $10,000 per claim plus treble damages and permits private persons to sue on behalf of the government in qui tam actions. The Health Insurance and Portability and Accountability Act of 1996, which established a whole new category of crimes known as "federal healthcare offenses" including healthcare fraud, theft or embezzlement, false statements, obstruction of criminal investigation of healthcare offenses and money laundering, is expressly applicable to all payors.

     The Fraud and Abuse Statute covers other billing practices that are considered fraudulent (such as presentation of duplicate claims, or claims for services not actually rendered or for procedures that are more costly than those actually rendered) or abusive (such as claims presented for services not medically necessary based upon a misrepresentation of fact), subject to the same
remedies described above.   The Health Insurance and Portability and
Accountability Act of 1996 requires HHS to issue binding advisory opinions through its Office of Inspector General as to whether given practices involve prohibited payment or solicitation of remuneration in exchange for referrals. A recent advisory opinion that could affect the Company as a supplier of durable medical equipment held that a supplier's charge for durable medical equipment substantially exceeded Medicare's charge for the same equipment. Suppliers of durable medical equipment should be aware that this area may face closer scrutiny by the government.

     On June 3, 1998, HHS issued a federal Medicare regulation, commonly referred to as the Incentive Program for Fraud and Abuse Information, which will make citizens who alert Medicare of possible acts of fraud and abuse eligible for rewards if their information leads directly to the recovery of Medicare money. The program will be launched in January 1999 and will reward the individual reporting the fraud the lesser of 10% of the recovered payment or $1,000.

     Other recent HCFA actions to combat fraud and abuse in home health care include increased scrutiny before a provider or supplier's admission into the Medicare program (agencies are now being asked about whether they have any "related business interests"), increased scrutiny of claims, increased oversight of payment procedures (e.g., disallowing agencies to bill for services when they
                       ----
are not medically necessary), payment reform (IPS, PPS), the development of future regulations that would require home health agencies to re-enroll in Medicare every three years and regulations that would allow Medicare to bar payment to convicted health care felons.

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

     Additionally, in fiscal 1997, HCFA implemented "Wedge Surveys" in at least 13 states, including Connecticut, Florida, Tennessee, Illinois, Indiana, Massachusetts, Minnesota, Ohio, Oklahoma, Texas, Utah, Virginia and Wyoming. In these surveys, HCFA completes ORT-type surveys on a much smaller scale. Generally, HCFA reviews a small, limited number of claims over a two-month period and extrapolates the percentage which it finds was paid in error to all claims paid for the period under review. Assuming the reviewer uncovered nothing significant, the home health agency then has the option to repay the amount determined by HCFA or undergo a broader review of its claims. If the survey uncovers significant problems, the matter may be referred for further review.

     The federal government has enacted the so-called "Stark Law," which generally prohibits physicians from referring patients for clinical laboratory services which may be paid for in whole or in part by the Medicare or Medicaid programs to entities in which they have a financial relationship. The Stark Law was broadly expanded by "Stark II," which provides that where a physician has a "financial relationship" with a provider of "designated health services" and other health services (including, among other things, the provision of parenteral and enteral nutrients, equipment and supplies, home health services, ultrasound services, and durable medical equipment, which are products and services, provided by the Company), the physician will be prohibited from making a referral to the health care provider and the provider will be prohibited from billing for the designated health service for which Medicare or Medicaid payment would otherwise be made. Certain exceptions are available under Stark II, which may or may not be available to the Company for arrangements in which the Company may be involved. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Stark II could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare and Medicaid programs. Moreover, Medicare regulations contain additional specific self-referral restrictions for a physician with an ownership interest in a home health agency. It is the Company's policy to monitor its compliance with Medicare and Medicaid laws and regulations and Stark II, generally, and to take appropriate actions to ensure such compliance.

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

     While the Company believes that it is in material compliance with the fraud and abuse and self-referral laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such requirements, as such requirements ultimately may be interpreted. It is the Company's policy to monitor its compliance with such requirements and to take appropriate actions to ensure such compliance. During fiscal 1998, the Company implemented an internal Compliance Program. See "Compliance Program" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks." Although the Company does not believe it has violated any fraud and abuse and self-referral laws, there can be no assurance that future related legislation, either health care or budgetary, related regulatory changes or interpretations of such regulations, will not have a material adverse effect on the future operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

COMPLIANCE PROGRAM

     In August, 1998, HHS issued compliance program guidance for home health agencies. The guidance encourages home health agencies to develop effective internal controls that promote adherence to applicable federal and state law and program requirements of federal, state and private health plans. The absence of a compliance program or an incomplete or ineffective compliance program may not be regarded favorably by HHS and could negatively affect government audits, investigations, and/or inspections. During fiscal 1998, the Company implemented an internal compliance program (the "Compliance Program"). Although management believes the Compliance Program will be effective and will assist the Company in monitoring and enhancing the effectiveness of its internal controls, there can be no assurance that the Compliance Program will identify all potential compliance issues or that as drafted it will be viewed as complete or effective under audit or inspection by third party payors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

EMPLOYEES

     The retention of qualified employees is a high priority for the Company. As of June 30, 1998, the Company employed approximately 1,054 full- and part-time employees. In addition, the Company maintains registries of approximately 2,015 licensed nurses, therapists, home health aides and other home health care providers available for staffing assignments on a temporary basis. Management believes that the Company's employee relations are good. The Company's employees are not represented by a labor union.

INSURANCE

     The Company maintains a commercial general liability policy which includes product liability coverage on the durable medical equipment that it sells or rents with both per-occurrence and annual aggregate coverage limits of $1.0 million and $3.0 million, respectively. In addition, the Company has an umbrella liability or "excess" policy with a single limit of $10.0 million for any one occurrence in excess of certain minimum amounts. The umbrella policy excludes professional liability. The Company maintains a health care agency professional liability insurance policy with limits of $4.0 million per occurrence and an annual aggregate limit of $6.0 million. Health care professionals with whom the Company has contracted must provide evidence that they carry at least $1.0 million of insurance coverage, although there is no assurance that such providers will continue to do so, or that such insurance is, or will continue to be, adequate or available to protect the Company, or that the Company will not have liability independent of that of such providers and/or their insurance coverage. While the Company believes that it has adequate insurance coverage, there can be no assurance that any such insurance will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings (including any related judgments, settlements or costs) or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. Any judgments, settlements or costs relating to pending or future legal proceedings which are not covered by insurance could have a material adverse effect on the Company's results of operations or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

ITEM 2.  PROPERTIES

     The Company leases its corporate office in King of Prussia, Pennsylvania as well as its 44 branch offices located in nine states. The corporate office is approximately 16,000 square feet with a remaining lease term through calendar 1999. The Company's branch offices, which are leased, vary in size and in the aggregate constitute 254,000 square feet of space. The Company's branch offices range in size from 1,200 to 26,000 square feet. The Company's leases for its offices have recurring lease terms which range from month-to-month to six years, in most cases with options to renew. Management decreased the number of branch offices during fiscal 1998 in connection with its restructuring and cost reduction initiatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Management believes that the leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

     On February 19, 1998, a shareholder commenced litigation against the Company and certain named officers of the Company. In the lawsuit, entitled Koenig v. Feldman, et al. which was filed in the United States District Court
-------------------------
for the Eastern District of Pennsylvania, the plaintiff alleges that the defendants, in violation of federal securities laws, engaged in a scheme to artificially inflate and maintain the market price of the Company's common stock by, among other things, making false and misleading statements or failing to disclose material facts in documents filed with the Securities and Exchange Commission or in press releases issued by the Company, particularly with respect to the Company's efforts to obtain timely payment for the Company's products and services and the Company's termination of business with certain managed care companies. The plaintiff, who filed the lawsuit on behalf of himself and all others similarly situated, seeks certification of the lawsuit as a class action on behalf of all persons who purchased the Company's common stock between September 3, 1997 and February 16, 1998. The Company believes that the lawsuit is without merit and is vigorously defending itself. A motion filed by the Company to dismiss the lawsuit is currently pending with the court.

     On June 8, 1998, Joseph Falkson, Susan Falkson, Michael Falkson and Peter Falkson, beneficial owners of more than 5% of the Company's common stock, commenced litigation against the Company and certain named officers of the Company. This lawsuit was filed in federal court in Boston, Massachusetts. Among other claims, the plaintiffs allege that delays in the issuance and registration of shares pursuant to a formula in a Subscription Agreement between the Company and the plaintiffs, who are former owners of a business acquired by the Company, has resulted in damages, including a loss in excess of $1 million. The claims are for breach of contract, breach of good faith and fair dealing, misrepresentation, fraudulent inducement and violation of the Massachusetts Unfair and Deceptive Trade Practices Act. As relief, the plaintiffs seek specific performance of the

Subscription Agreement, consequential damages resulting from the alleged breaches, a declaratory judgment, punitive damages for the fraud based claims and an award of costs and attorneys fees. The Company intends to vigorously defend against these claims, and has filed a motion to dismiss or alternatively to transfer the action, which is presently pending with the court.

     Certain former owners of businesses acquired by the Company have commenced or threatened legal proceedings against the Company for non-payment of certain amounts in connection with the acquisitions, payment of which is currently prohibited by the Company's senior credit facility. See Note 5 to the fiscal 1998 consolidated financial statements, included herein.

     The Company is also a party to certain legal actions arising in the ordinary course of business.

     While the Company believes it has adequate legal defenses and/or insurance coverage for the above actions, there can be no assurance of favorable outcomes regarding these legal actions or that recovery of any insurance proceeds will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings. Additionally, any judgments, settlements or costs relating to pending or future legal proceedings which are not covered by insurance could have a material adverse effect on the Company's results of operations or financial condition. See "Management's Discussion and Analysis - Forward Outlook and Risks."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "HHCA." The following table sets forth the quarterly range of high and low sales prices of the common stock on the Nasdaq National Market for each quarter in fiscal 1998 and 1997:

     QUARTER ENDED            HIGH                   LOW
-------------------         ---------              ---------
June 30, 1998                 $ 4.19                 $2.25
March 31, 1998                 11.31                  2.75
December 31, 1997              13.63                  8.38
September 30, 1997             13.38                  9.50

June 30, 1997                  11.13                  8.38
March 31, 1997                 13.13                  9.81
December 31, 1996              13.00                  9.75
September 30, 1996             13.88                  9.13

     As of August 31, 1998, there were 9,765,764 shares of common stock outstanding and approximately 163 stockholders of record of common stock. The number of stockholders of record does not include an indeterminate number of
stockholders whose shares are held by brokers in "street name."   Management
believes there are in excess of 400 beneficial stockholders of the Company's common stock.

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and, therefore, does not anticipate paying any cash dividends in the foreseeable
future.   In addition, the Company's senior credit agreement does not permit the payment of cash dividends on the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below as of June 30, 1997 and 1998, and for each of the years in the three-year period ended June 30, 1998, have been derived from the Company's consolidated financial statements, which were audited by PricewaterhouseCoopers LLP, independent accountants, and included herein. The selected consolidated data set forth below as of June 30, 1994, 1995 and 1996 and for the fiscal years ended June 30, 1994 and 1995 have been derived from the Company's consolidated financial statements, as restated for a merger (see Note 3, Pooling of Interests, to the Company's consolidated financial statements), which are not included in this report. This data should be read in conjunction with the Company's consolidated financial statements and notes thereto, and other financial information included herein.

                                                                      FISCAL YEAR ENDED JUNE 30,
                                           ---------------------------------------------------------------------------
                                             1994            1995             1996             1997            1998
                                           ---------       ---------       ----------      -----------      ----------
                                                              (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net revenues                                 $46,706         $64,149          $95,878         $150,232        $174,335
Adjusted EBITDA (1)                            2,245           4,228           11,193           18,026          16,956
Income (loss) before income taxes (2)            957           1,551            5,690            5,001         (29,164)
Income tax provision (benefit)                   646             793            2,396            2,187          (4,316)
Income (loss) before extraordinary
 item and cumulative effect of change
 in accounting principle                         311             758            3,294            2,814         (24,848)
Net income (loss)                            $   555         $   758          $ 2,133         $  2,814        $(24,848)
                                           =========       =========       ==========      ===========      ==========
Net income (loss) available to
  common stockholders                        $   456         $   635          $ 1,229         $  2,808        $(24,848)
                                           =========       =========       ==========      ===========      ==========
Diluted net income (loss) per common
  share                                        $0.13           $0.17            $0.18            $0.32          $(2.67)
                                           =========       =========       ==========      ===========      ==========
Weighted average common shares
   outstanding                                 3,572           3,676            6,653            8,673           9,316
                                           =========       =========       ==========      ===========      ==========

                                                                            JUNE 30,
                                           ---------------------------------------------------------------------------
                                             1994            1995             1996             1997            1998
                                           ---------       ---------       ----------      -----------      ----------
                                                                         (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital                              $11,201         $12,059          $20,346         $ 43,204        $ 48,382
Total assets                                  20,745          34,572           69,975          153,263         136,839
Long-term debt and capital lease
 obligations, less current portion             7,664          14,264           16,287           78,793          85,311
Redeemable stock                               2,991           3,555            1,744                -               -
Total stockholders' equity                   $ 3,275         $ 4,938          $37,648         $ 50,572        $ 26,093

(1) Adjusted EBITDA is a non-generally accepted accounting principle measurement and is calculated by deducting patient care costs (excluding depreciation on rental equipment), general and administrative expenses, and provision for doubtful accounts from net revenues. Adjusted EBITDA represents earnings before interest, income taxes, depreciation on rental equipment (included in patient care costs), depreciation on fixed assets, amortization, the cumulative effect of a change in accounting principles of $244,000 in fiscal 1994, nonrecurring bridge financing expenses of $913,000, before income taxes, in fiscal 1996, an extraordinary loss of $1.2 million in fiscal 1996, merger and other nonrecurring items of $3.0 million, before income taxes, in fiscal 1997 and the writedown of goodwill and merger and other nonrecurring items aggregating $29.9 million, before income taxes, in fiscal 1998. Management believes adjusted EBITDA allows the Company to evaluate its profitability before certain cash and noncash charges which do not directly result from the provision of services directly to patients. However, this measurement should not be relied upon as an indicator of cash flow from operations or an indicator of future trends and should not be used as a substitute for net income. There can be no assurance that the Company's calculation of adjusted EBITDA is comparable to similarly-titled items reported by other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

(2) Income (loss) before income taxes in fiscal 1996 includes nonrecurring bridge financing expenses of $913,000 incurred in connection with an acquisition in Tampa, Florida and repaid with a portion of the net proceeds from the Company's initial public offering. Income (loss) before income taxes in fiscal 1997 includes merger and other nonrecurring items of $3.0 million. Income (loss) before income taxes in fiscal 1998 includes a writedown of goodwill and merger and other nonrecurring items of $29.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is one of the leading providers of comprehensive home health care services and products, delivering nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment. From fiscal 1996 to fiscal 1998, the Company generated a compound annual growth rate in net revenues of 39.6% through a combination of acquisitions and internal growth. The Company experienced internal growth rates in net revenues of 19%, 16% and 4% for fiscal years 1996, 1997 and 1998, respectively. The Company's internal growth in net revenues was primarily the result of cross-selling its services and products, expanding the range of services and products offered, increasing patient referrals, particularly from managed care organizations and increasing cost-based Medicare reimbursement resulting principally from increased costs. The Company's internal growth rate during fiscal 1998 was impacted by implementation of certain provisions of the Budget Act. See "Internal Growth."

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

RESTRUCTURING INITIATIVES

     The Company's business is impacted by extensive political, economic and regulatory influences, which continue to subject the health care industry in the United States to fundamental change. During fiscal 1998, significant changes to the Medicare system of reimbursement were enacted in connection with the Budget Act. The implementation of the IPS for the Company's Medicare cost-reimbursed nursing agencies and reductions in Medicare oxygen services reimbursement rates which resulted from the Budget Act have had and are expected to continue to have a significant impact on the Company's current and future operations. Recent legislation introduced into the U.S. Congress, if enacted, could result in additional changes in the system of Medicare reimbursement. The uncertainty of the outcome of additional legislative and regulatory issues facing the industry have had a significant impact on the industry. See "Business - Industry Overview," " - Payor Mix" and " - Government Regulation."

    In an effort to reduce operating costs and respond to the above reductions in Medicare reimbursement, the Company implemented a restructuring plan during fiscal 1998. This plan, which included cost reduction and office consolidation initiatives, as well as management's assessment of the continuing value of goodwill under the changing reimbursement environment, resulted in pre-tax accounting charges aggregating $28.7 million during fiscal 1998 which were comprised of a writedown of goodwill of $23.5 million and restructuring costs of $5.2 million.

     The writedown of goodwill was required based upon the estimated impact of the announced reductions in Medicare oxygen reimbursement and the expected impact of the IPS on the Company's continuing operations. The writedown was comprised of $9.0 million related to certain durable medical equipment, respiratory therapy, and infusion therapy companies and $14.5 million related to certain Medicare cost-reimbursed nursing agencies.

     The restructuring costs of $5.2 million were principally comprised of (i) the closure and consolidation of certain branch locations, including the accrual of estimated facility exit costs and future lease costs, the write-off of leasehold improvements and other exit costs; and (ii) estimated employee severance costs in connection with the related termination of employees, including certain former owners of businesses acquired. See "Fiscal 1998 Compared with Fiscal 1997 - Merger and other nonrecurring expenses" and Note 2 to the fiscal 1998 consolidated financial statements included herein.

     Although the restructuring plan is expected to reduce costs, there can be no assurance the Company will be able to achieve the expected cost savings or synergies from the closing or consolidation of offices and other restructuring efforts or will be able to reduce costs without negatively impacting operations. See "Forward Outlook and Risks."

NET REVENUES

     The following table shows the percentage of net revenues represented by each of the Company's services for the periods presented:

                                                  FISCAL YEAR ENDED JUNE 30,
                                               -------------------------------
                                                1996         1997        1998
                                               ------       ------      ------
Nursing and related patient services:
    Medicare                                     37.4%        41.9%       41.2%
    Non-Medicare                                 22.6         22.2        25.1
                                               ------       ------      ------
                                                 60.0         64.1        66.3
   Respiratory therapy                           17.8         18.1        15.2
   Infusion therapy                              14.0          8.4         7.0
   Durable medical equipment                      8.2          9.4        11.5
                                               ------       ------      ------
            Total                               100.0%       100.0%      100.0%
                                               ======       ======      ======

     Since the end of fiscal 1995, service mix has fluctuated primarily as a result of companies acquired. During fiscal 1997 and 1998, nursing and related patient services increased as a percentage of total net revenues, principally as a result of the acquisition of two significant Medicare nursing and related patient service companies in the Texas and New England regions during fiscal 1997.

     The following table sets forth the visits and hours for nursing and related patient services for the periods presented:

                                                   FISCAL YEAR ENDED JUNE 30,
                                               ---------------------------------
                                                 1996         1997        1998
                                               --------     --------     -------
Medicare nursing visits                         434,000      873,000     936,000
   Non-Medicare nursing services:
     Hours                                      438,000      980,000   1,231,000
     Visits                                     120,000      173,000     230,000

     The significant growth in Medicare nursing visits and non-Medicare nursing hours and visits in fiscal 1997 and 1998 is a result of the acquisition during fiscal 1997 of two Medicare and non-Medicare nursing and related patient service companies in the Texas and New England regions, as well as other nursing acquisitions during fiscal 1997, increased referrals, and effective cross-selling of nursing services through the Company's other services. See "Acquisitions" and "Internal Growth."

     Respiratory therapy, infusion therapy and durable medical equipment net revenues increased to $53.9 million in fiscal 1997 from $38.4 million in fiscal 1996, as a result of acquisitions, increased referrals and effective cross-selling of these services to the Company's nursing patients. Respiratory therapy, infusion therapy and durable medical equipment net revenues increased to $58.8 million in fiscal 1998 from fiscal 1997, as a result of a full year of operations of companies acquired during fiscal 1997, increased referrals and effective cross-selling of these services to the Company's nursing patients. Respiratory therapy net revenues were also impacted by the reductions in Medicare oxygen reimbursement during fiscal 1998. See "Acquisitions" and "Internal Growth."

ACQUISITIONS

     While the Company completed fourteen acquisitions in both existing and new markets between fiscal 1996 and 1997, it completed no acquisitions during fiscal 1998. As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisition. In addition, the Company is restricted by its senior credit facility from engaging in acquisitions. Management believes that as Medicare legislative and regulatory changes and managed care and other competitive pressures continue to arise, the home health care industry will continue to consolidate. See "Business -Industry Overview," " - Payor Mix" and
" - Government Regulation." The Company believes it will be positioned to execute its acquisition strategy once Medicare reimbursement regulation uncertainties and the Company's capital constraint issues are resolved. See "Forward Outlook and Risks."

     During fiscal 1996, the Company expanded its operations into the Tampa/St. Petersburg, Florida market with four acquisitions which included nursing and related patient services, durable medical equipment and respiratory services. During fiscal 1997, the Company entered the Texas and New England regions with five acquisitions, expanding its operations into Texas, Massachusetts, New Hampshire, Rhode Island and Maine. Additionally, during fiscal 1997, the Company expanded its ongoing operations in Pennsylvania, New Jersey, Maryland and the Tampa/St. Petersburg, Florida market with five acquisitions, and also expanded into Illinois as a result of a merger transaction. The acquisitions in fiscal 1997 included nursing and related patient services, infusion therapy, durable medical equipment and respiratory services. The merger was accounted for as a pooling of interests with the remaining acquisitions accounted for as purchases. Under the purchase method, the results of operations from acquisitions were included in the Company's results of operations from the dates of acquisition, which occurred at various times during those fiscal years. Accordingly, the operating results for any fiscal year are not necessarily comparable with the results for any past or future fiscal year. The purchase price for companies acquired under the purchase method is allocated to net identifiable assets, principally accounts receivable, fixed assets and inventory, with any excess allocated to goodwill and other intangible assets.

     The Company is required to make certain payments to former owners of businesses acquired in prior periods, as part of the consideration paid for the acquisitions. During fiscal 1998, the Company paid $1.8 million in additional consideration for certain acquisitions completed in prior periods. Amounts to be paid in cash during fiscal 1999 as additional consideration for non-Medicare nursing and related patient services and infusion therapy services companies acquired during prior periods approximate $2.1 million. Amounts aggregating $2.1 million may also be paid in the form of the Company's common stock to certain former owners through fiscal 2000 in connection with earnouts related to businesses acquired by the Company. During fiscal 1998 the Company issued 579,901 additional shares in connection with an acquisition completed in fiscal 1997.

     The former owners of a business acquired by the Company in fiscal 1999 commenced litigation against the Company during the fourth quarter of fiscal 1998 for nonperformance under certain provisions of the acquisition documents. The Company intends to vigorously defend against these claims, and has filed a motion to dismiss or alternatively to transfer the action, which is presently pending with the court. See "Item 3 - Legal Proceedings."

     Certain former owners of businesses acquired by the Company have commenced or threatened legal proceedings against the Company for non-payment of certain amounts in connection with the acquisitions, payment of which is prohibited by the Company's senior credit facility. See Note 5 to the fiscal 1998 consolidated financial statements, included herein.

     During September 1997 the Company entered into a definitive agreement for the acquisition through merger of U.S. HomeCare Corporation ("USHO"). During February 1998, the Company and USHO agreed to the termination of the proposed merger. Deferred acquisition costs of $1.2 million associated with this proposed merger were written-off during fiscal 1998 and are included in merger and other nonrecurring expenses in the fiscal 1998 consolidated statement of operations, included herein.

INTERNAL GROWTH

     The Company experienced internal growth of 4% during fiscal 1998, compared to 16%
during fiscal 1997. Internal growth during fiscal 1998 was comprised of an increase of 6.2%, or $2.8 million, in same-branch Medicare cost-reimbursed nursing and related patient service net revenues and an increase of 18.0%, or $5.1 million, in same-branch net revenues for non-Medicare nursing services, offset by a decrease of (9.5%) or ($3,645,000) in same-branch product net revenues (durable medical equipment and respiratory and infusion therapy services).

     The increase in net revenues relating to Medicare cost-reimbursed nursing and related patient services resulted from a (0.5%) decrease in visits at same-branch Medicare cost-reimbursed nursing branches offset by increased costs incurred by these branches resulting in additional cost reimbursement. The increase in non-Medicare nursing services net revenue resulted from 9% and 33% increases in hourly and visit volume, respectively, from same-branch non-Medicare nursing branches, primarily as a result of effective cross-selling of these nursing services to the Company's product patients and increased patient referrals.

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

     The Company may continue to experience a decrease in its internal growth rate related to respiratory therapy services as a result of the reductions on January 1, 1998 and 1999 in Medicare reimbursement for oxygen services. Additionally, the Company may also experience a decrease in the internal growth rate for its Medicare cost-reimbursed nursing agencies when they become subject to the IPS. In addition, if the Company is unable to negotiate rate increases under certain managed care contracts and as managed care organizations and other payors continue to exert pricing pressure on the Company and other home health care providers, the Company may continue to experience a decrease in its internal growth rate. See "Business - Payor Mix" and "- Government Regulation." Because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that the Company can increase or maintain the internal growth rates at levels experienced in previous periods. See "Forward Outlook and Risks."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net revenues:

                                                        Fiscal year ended June 30,
                                                   -------------------------------------
                                                     1996         1997            1998
                                                   -------      --------         -------
Net revenues                                         100.0%          100%          100.0%
Operating costs and expenses:
   Patient care                                       48.2          47.8            47.4
   General and administrative                         37.7          36.1            40.6
   Provision for doubtful accounts                     3.6           5.6             4.2
   Depreciation                                        0.9           1.0             1.4
   Amortization                                        1.1           1.6             1.6
   Interest, net                                       1.6           2.6             4.3
   Merger and other nonrecurring                       1.0           2.0             3.7
   Writedown of goodwill                                 -             -            13.5
                                                   -------      --------         -------
Income (loss) from operations                          5.9           3.3           (16.7)
   Income tax provision (benefit)                      2.5           1.4            (2.5)
                                                   -------      --------         -------
Income (loss) before extraordinary item                3.4           1.9           (14.2)
   Extraordinary item                                  1.2             -               -
                                                   -------      --------         -------
Net income (loss)                                      2.2%          1.9%          (14.2)%
                                                   =======      ========         =======

  FISCAL 1998 COMPARED WITH FISCAL 1997

     Net revenues. In fiscal 1998, net revenues increased to $174.3 million. This represented an increase of $24.1 million, or 16%, over fiscal 1997. Of this increase, $19.8 million, or 54%, was attributable to acquisitions completed during fiscal 1997. The balance of the increase was due to internal growth of 4%, or $4.3 million. See "Internal Growth." Net revenues from nursing and related patient services increased from $75.0 million in fiscal 1997 to $83.0 million in fiscal 1998, an 11% increase. The increase in Medicare nursing and related patient services net revenues resulted from increased visits, principally as a result of a full year of operations from acquisitions consummated during fiscal 1997, and increased costs resulting in additional cost reimbursement, offset by the decrease in net revenues resulting from implementation of the IPS in the Texas Region effective January 1, 1998. Total Medicare nursing visits increased 7% to 936,000 visits for fiscal 1998. Total non-Medicare nursing hourly and visit volume increased 26% and 33%, respectively, to 1,231,000 hours and 230,000 visits, respectively, for fiscal 1998. A full year of operations from acquisitions consummated during fiscal 1997, effective cross-selling of these nursing services to the Company's product patients and increased referrals contributed to these volume increases. Product net revenues increased $4.9 million, or 9.0%, to $58.8 million for fiscal 1998, from $53.9 million for fiscal 1997. as a result of , increased referrals and effective cross-selling of infusion therapy services to the Company's nursing patients. This increase was comprised of an increase of $8.5 million in net revenues for fiscal 1998 attributable to a full year of operations from acquisitions consummated during fiscal 1997, offset by a decrease of $3.6 million in net revenues for same-branch operations due to various factors discussed under "Internal Growth." Managed care organizations and other payors accounted for 38.7% and 39.2% of the Company's net revenues in fiscal 1997 and 1998, respectively. The Company expects revenues from managed care and other non-governmental payors to continue to increase. See "Business - Payor Mix" and "Forward Outlook and Risks."

    Patient care. In fiscal 1998, patient care costs increased to $82.7 million. This represented an increase of $10.9 million, or 15.2%, over fiscal 1997. This increase was principally related to the increases in net revenues. Patient care costs decreased as a percentage of net revenues from 47.8% to 47.4%. Patient care costs as a percentage of net revenues are impacted by numerous variables, many of which are beyond the control of the Company. The Company may be able to reduce patient care costs as a percentage of net revenues as a result of its cost reduction initiatives and the termination or non-renewal by the Company of contracts with managed care companies that are marginally profitable, provided the Company's net revenues increase. The ability of the Company to increase net revenues in the future will be impacted by the reductions in Medicare oxygen reimbursement on January 1, 1998 and 1999, the continuing pressure by managed care payors to reduce their reimbursement to the Company for the Company's products and services and the lower IPS cost limits effective January 1, 1998 for the Company's Texas Medicare cost-reimbursed nursing agency and July 1, 1998 for the Company's other Medicare cost-reimbursed nursing agencies. See "Restructuring Initiatives," "Internal Growth" and "Net Revenues."

     General and administrative. In fiscal 1998, general and administrative expenses increased to $70.8 million. This represented an increase of $16.6 million, or 31%, over fiscal 1997. General and administrative expenses increased as a percentage of net revenues from 36.1% to 40.6%. Of these increases, costs of $9.2 million were related to a full year of operations included in fiscal 1998 related to acquisitions completed during the third and fourth quarters of fiscal 1997, with the remainder principally resulting from infrastructure enhancements implemented by the Company prior to adoption by the Company of its restructuring plan, including costs related to an increase in staffing in certain departments, costs related to implementation of the Company's regional Coordinated Care Centers and increased costs for insurance, telecommunications and other operating expenses. The Company may be able to reduce general and administrative expenses as a percentage of net revenues as a result of its cost reduction and office consolidation initiatives. See "Restructuring Initiatives."

     Provision for doubtful accounts. In fiscal 1998, the provision for doubtful accounts decreased to $7.3 million from $8.4 million in fiscal 1997. Excluding the nonrecurring provisions recorded during fiscal 1998 and 1997, discussed below, provision for doubtful accounts remained relatively consistent as a percentage of net revenues, decreasing to 3.5% for fiscal 1998 from 3.6% for fiscal 1997.

     The fourth quarter of fiscal 1998 included a pre-tax provision of $1.2 million for accounts receivable due from the Allegheny Health, Education and Research Foundation ("AHERF") which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in July 1998. Due to the uncertainty of the outcome of AHERF's bankruptcy proceedings, the Company recorded a reserve for the entire amount of the pre-bankruptcy receivable. The Company is reimbursed by AHERF for post-bankruptcy services on a prepaid basis.

     The fourth quarter of fiscal 1997 included a pre-tax provision of $3.0 million of additional accounts receivable reserves. The additional reserve primarily resulted from a slow down in payments during the fourth quarter of fiscal 1997 from a number of the Company's larger managed care payors and increasing attempts by them to deny payments for products and services furnished to their subscribers .

     The Company continues to experience difficulties in collecting receivables from managed care and other non-governmental payors. This continues be a significant issue throughout the industry. See "Liquidity and Capital Resources." The Company expects revenues from managed care organizations to continue to increase. See "Business - Payor Mix" and "Forward Outlook and Risks."

     Depreciation. In fiscal 1998, depreciation expense increased to $2.4 million. This represented an increase of $913,000, or 60%, over fiscal 1997. This increase was attributable to a full year of depreciation on assets acquired in connection with acquisitions during fiscal 1997 and increases resulting from capital expenditures related to vehicles, management information systems and equipment to support the Company's internal growth.

     Amortization. In fiscal 1998, amortization increased to $2.9 million. This represented an increase of $515,000, or 22%, over fiscal 1997. This increase was attributable to amortization of goodwill arising from acquisitions in fiscal 1997, offset by the reduction in amortization as a result of the writedown of goodwill during the second quarter of fiscal 1998. See "Writedown of goodwill."

     Interest, net.  In fiscal 1998, interest, net, increased to $7.5 million.
This represented an increase of $3.7 million, or 95%, over fiscal 1997.   This
increase was related to a full year of interest from indebtedness related to fiscal 1997 acquisitions with the remainder resulting from increased indebtedness under the Company's working capital credit facility.

     Merger and other nonrecurring. The Company incurred certain merger and nonrecurring expenses during fiscal 1998 and 1997.

     Fiscal 1998 merger and nonrecurring expenses included: (i) an aggregate pre-tax charge of $5.2 million recorded in connection with (a) the closure and consolidation of certain branch locations, including the accrual of estimated facility exit costs and future lease costs, the write-off of leasehold improvements, and other exit costs, and (b) estimated employee severance costs in connection with the related termination of employees, including certain former owners of businesses acquired; and (ii) the write-off of deferred acquisition costs aggregating $1.2 million associated with the termination of the Company's proposed acquisition of USHO. See "Restructuring Initiatives" and "Acquisitions."

     Fiscal 1997 merger and nonrecurring expenses included: (i) $1.6 million resulting from transaction fees, legal and accounting costs and other nonrecurring costs associated with a merger in November 1996; (ii) the write-off of $300,000 of deferred costs related to a canceled offering to sell shares of the Company's common stock through a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 1, 1996 and withdrawn on December 30, 1996; and (iii) a $1.1 million nonrecurring charge reflecting the Company's contractual obligations under employment agreements to make payments to certain former owners of acquired businesses, who are no longer involved in operations of the Company.

     Writedown of goodwill. During fiscal 1998, the Company recorded a writedown of goodwill previously recorded in connection with certain acquisitions. The Company determined the writedown of goodwill was required based upon the estimated impact of the announced reductions in Medicare oxygen reimbursement and the impact of the IPS on the Company's continuing operations. Based upon management's determination of the expected impact of these changes on the carrying value of goodwill, goodwill was written down by $23.5 million during fiscal 1998. This writedown was comprised of $9.0 million related to certain durable medical equipment and respiratory and infusion therapy companies and $14.5 million related to certain Medicare cost-reimbursed nursing agencies.

     The Company will continue to evaluate the continuing value of goodwill. There can be no assurance that the remaining balance of goodwill of $46.8 million at June 30, 1998 will not be reduced for possible impairments which may occur in the future as a result of changes in reimbursement or other issues. Additionally, reimbursement regulations have been issued related to reimbursement for certain mobile diagnostic services. These regulations could eliminate payment for mobile diagnostic services to the Company. Goodwill associated with mobile diagnostic services acquisitions aggregated approximately $1.0 million at June 30, 1998.Mobile diagnostic services represent less than 3% of the Company's current net revenues.

     Loss before income taxes. Significant factors which affected the loss before income taxes for fiscal 1998 included a pre-tax operating loss from the Texas Medicare cost-reimbursed nursing agency of approximately ($1,384,000) as a result of implementation of the IPS in the Texas Region effective January 1, 1998 and pretax charges aggregating $28.7 million related to the nonrecurring writedown of goodwill and merger and other nonrecurring costs recorded during fiscal 1998. Although the restructuring plan is expected to reduce costs, there can be no assurance the Company will be able to achieve the expected cost savings or synergies from the closing or consolidation of offices and other restructuring efforts or will be able to reduce costs without negatively impacting operations. See "Forward Outlook and Risks."

     Provision (benefit) for income taxes. The Company recorded a tax benefit of 14.8% of pretax loss for fiscal 1998. The principal reason for the difference between the tax benefit and the federal and state statutory tax rates was a result of the writedown of goodwill during fiscal 1998. The writedown of goodwill included approximately $15.6 million of nondeductible goodwill recorded in connection with certain acquisitions, for which the Company receives no income tax benefit.

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

     Patient care. In fiscal 1997, patient care costs increased to $71.8 million. This represented an increase of $25.6 million, or 55%, over fiscal 1996. This increase was principally related to the increases in net revenues. Patient care costs decreased slightly as a percentage of net revenues from 48.2% to 47.8% due to the increase in the portion of net revenues from higher-margin non-nursing services, principally due to acquisitions, and an increase in the percentage of corporate and regional overhead allocated to the Medicare cost-reimbursed nursing agencies.

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

     Provision for doubtful accounts. In fiscal 1997, the provision for doubtful accounts increased to $8.4 million. Excluding the $3.0 million additional provision discussed below, the provision for doubtful accounts remained consistent as a percentage of net revenues at 3.6% in fiscal 1997 and 1996. During the fourth quarter of fiscal 1997, the Company recorded approximately $3.0 million in additional provision for doubtful accounts, which amount was in addition to amounts historically reported as a percentage of net revenues. This additional reserve primarily resulted from a slow down in payments during the fourth quarter from a number of the Company's larger managed care payors and increasing attempts by them to deny payments for products and services furnished to their subscribers. See "Liquidity and Capital Resources."

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

     Merger and other nonrecurring.  See "Fiscal 1998 Compared with Fiscal 1997
- Merger and other nonrecurring" for discussion of fiscal 1997 merger and other nonrecurring items.

     Fiscal 1996 nonrecurring expenses included: (i) $605,000 pertaining to the write-off of deferred financing fees and the unamortized discount on a bridge financing note payable, (ii) interest expense of $186,000 and (iii) other costs of $122,000. These expenses were recorded during fiscal 1996 in connection with a fiscal 1996 acquisition and the Company's initial public offering.

     Provision for income taxes. The Company's effective tax rate increased slightly to 43.7% of pretax income for the fiscal year ended June 30, 1997 from 42.1% in the fiscal year ended June 30, 1996 due principally to an increase in nondeductible permanent items, principally goodwill, from 3% to 7% of pretax income, net of decreases in state income taxes to 3% from 5% of pretax income.

QUARTERLY RESULTS

   The following table presents selected unaudited quarterly operating results for the Company for each of the four quarters in fiscal 1997 and 1998. The Company believes that the following information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Historically, the Company has experienced and expects to continue to experience lower same-branch net revenues during the first fiscal quarter which ends on September 30 as compared with that of the immediately preceding quarter due to fewer referrals during the summer months. Net revenues and net income during fiscal 1998 were significantly impacted by the implementation, effective January 1, 1998, of the IPS for the Company's Texas Medicare cost-reimbursed nursing agency and the reduction in reimbursement for Medicare-reimbursed oxygen services. Quarterly results were also impacted by merger and nonrecurring items recorded during fiscal 1998 and 1997 aggregating $7.7 million and $6.0 million, respectively, including nonrecurring provisions for doubtful accounts in both periods. Additionally, the Company recorded a writedown of goodwill of $23.5 million during the second quarter of fiscal 1998. See the Company's Form 10-Q's for fiscal 1997 and 1998, not included herein and "Results of Operations - Fiscal 1998 Compared with Fiscal 1997 - Provision for doubtful accounts," "- Merger and other nonrecurring" and "- Writedown of goodwill." Although the Company's net revenues tend to be affected by seasonality, quarterly revenues and profitability may also be affected by other factors, including internal growth. Results of operations for any period are not necessarily indicative of results of operations for the full fiscal year or predictive of future periods operations for the full fiscal year or predictive of future periods. See "Internal Growth" and "Forward Outlook and Risks."

                                                           THREE MONTHS ENDED
                        ------------------------------------------------------------------------------------
                           SEP-96    DEC-96    MAR-97     JUN-97    SEP-97     DEC-97      MAR-98     JUN-98
                        ------------------------------------------------------------------------------------

                                             (IN THOUSANDS, EXCEPT  PER SHARE INFORMATION)
STATEMENT OF INCOME DATA:
Net revenues               $27,118   $32,967   $42,267   $47,880    $47,046   $ 45,742    $42,367    $39,180
 Income (loss) before
  income taxes               2,217     1,121     2,527      (864)     3,144    (27,813)      (979)    (3,516)

Net income (loss)          $ 1,354   $   689   $ 1,567   $  (796)   $ 2,028   $(23,856)   $  (644)   $(2,377)
                           =======   =======   =======   =======    =======   ========    =======    =======
 Net income (loss) per
  common share             $  0.16   $  0.08   $  0.18   $ (0.09)   $  0.22   $  (2.60)   $ (0.07)   $ (0.24)
                           =======   =======   =======   =======    =======   ========    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     Consistent with its growth strategy, the Company has expanded its operations over the past three years through a combination of internal growth and acquisitions. This growth has been principally financed through borrowings under the Company's senior credit facility, installment notes and stock issued to sellers in connection with acquisitions and through the Company's initial public offering.

     Working capital increased to $48.4 million at June 30, 1998 from $43.2 million at June 30, 1997, an increase of $5.2 million. The increase primarily resulted from an increase in current assets of $6.0 million offset by an increase in current liabilities of $800,000. The increase in current assets was comprised principally of an increase in accounts receivable of $2.5 million and an increase in prepaids and other current assets of $3.3 million. The increase in current liabilities was comprised principally of the change in the current portion of restructuring and other nonrecurring liabilities of $2.9 million at June 30, 1998, offset by a decrease of $2.1 million in the current portion of long-term debt.

     The increase in accounts receivable caused an increase in days net revenues outstanding from 104 at June 30, 1997 to 132 for June 30, 1998, using a three-month rolling average calculation. The increase in days net revenues outstanding resulted from a decrease in net revenues of $8.7 million from the three months ended June 30, 1997 to the three months ended June 30, 1998, as well as the increase of $2.5 million in net accounts receivable from June 30, 1997 to June 30, 1998. The decrease in net revenues resulted from various factors. See "Net Revenues" and "Internal Growth." The increase in accounts receivable was principally due to internal growth and certain managed care payors continuing to subject the Company to increasingly protracted payment terms and increasing attempts by these and other non-governmental payors to deny payments for products and services furnished to their subscribers. The increase in the length of time required to collect receivables owed by managed care and other non-governmental payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days sales outstanding could have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company's days sales outstanding will not continue to increase if these payors continue to follow protracted payment terms in reimbursing the Company for its services. See "Business - Payor Mix" and "Forward Outlook and Risks - Risks Related to Collection of Accounts Receivable."

     While the Company completed fourteen acquisitions between fiscal 1996 and 1997, there were no acquisitions during fiscal 1998. Cash expenditures for acquisitions were $37.5 million for fiscal 1997. The Company is required to make certain payments to former owners of businesses acquired in prior periods, as part of the consideration paid for the acquisitions. During fiscal 1998, the Company paid $1.8 million in additional consideration for certain acquisitions completed in prior periods. Amounts to be paid in cash during fiscal 1999 as additional consideration for non-Medicare nursing and related patient services and infusion therapy services companies acquired during prior periods approximate $2.1 million. Amounts aggregating $2.1 million may also be paid in the form of the Company's common stock to certain former owners through fiscal 2000 in connection with earnouts related to businesses acquired by the Company. During fiscal 1998 the Company issued 579,901 additional shares in connection with an acquisition completed in fiscal 1997. The Company is currently restricted by its senior credit facility from engaging in acquisitions. As a result of the changing reimbursement environment and certain capital constraints, the Company has slowed its growth through acquisition. See "Business - Strategy," "Acquisitions" and "Forward Outlook and Risks."

     The former owners of a business acquired by the Company in fiscal 1997 commenced litigation against the Company during the fourth quarter of fiscal 1998 for nonperformance under certain provisions of the acquisition documents. The Company intends to vigorously defend against these claims, and has filed a motion to dismiss or alternatively to transfer the action, which is presently pending with the court. See "Item 3 - Legal Proceedings."

     Certain former owners of businesses acquired by the Company have commenced or threatened legal proceedings against the Company for non-payment of certain amounts in connection with the acquisitions, payment of which is prohibited by the Company's senior credit facility. See Note 5 to the fiscal 1998 consolidated financial statements, included herein.

     Goodwill was $46.8 million at June 30, 1998, after a $23.5 million writedown recorded during fiscal 1998. The Company will continue to evaluate the continuing value of goodwill. There can be no assurance that the remaining balance of goodwill at June 30, 1998 will not be reduced for possible impairments which may occur in the future as a result of changes in reimbursement or other issues. Additionally, reimbursement regulations have been issued related to reimbursement for certain mobile diagnostic services. These regulations could eliminate payment for mobile diagnostic services to the Company. Goodwill associated with mobile diagnostic services acquisitions aggregates approximately $1.0 million at June 30, 1998. Mobile diagnostic services represent less than 3% of the Company's current net revenues.

     Expenditures for purchases of capital equipment were $5.0 million and $5.2 million for fiscal 1998 and 1997, respectively, including $2.2 million and $1.4 million of purchases in fiscal 1998 and fiscal 1997, respectively, funded through capital leases. The Company has budgeted its capital equipment needs at between $5.0 to $6.0 million during fiscal 1999, which includes continuing investments in equipment held for rental and management information systems.

     On September 23, 1998, the Company and its lenders amended the Company's senior credit facility (the "Credit Facility"). The Credit Facility, as amended, limits the maximum amount of borrowings under the Credit Facility to $83.4 million, provides for temporary borrowings under the Credit Facility of up to $1.4 million through December 31, 1998 for payroll and related costs, prohibits the Company from making certain subordinated payments to former owners of acquired businesses and restricts the Company's ability to engage in acquisitions. The Credit Facility further limits, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets, prohibits payment of dividends and also requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. The amendment to the Credit Facility on September 23, 1998 waived the Company's compliance with certain covenant requirements as of June 30, 1998 and amended certain covenant requirements for future periods. Other amendments to the Credit Facility during February and May 1998 waived and/or amended certain covenant requirements as of December 31, 1997 and March 31, 1998, respectively. On September 23, 1998, the Company had $83.4 million outstanding under the Credit Facility bearing interest at a weighted average interest rate of 8.8%, and also, $3.4 million of cash on hand. Indebtedness under the Credit Facility is collateralized by substantially all of the assets of the Company, subject to certain permitted liens and exceptions. See Note 5 to the fiscal 1998 consolidated financial statements, included herein.

     The Company believes cash on hand, cash flows generated from operations and the Company's ability to finance certain capital expenditures through leasing arrangements should be adequate to enable the Company to fund its operations. The Company's future capital requirements will depend upon many factors, including the performance of the Company's business, as well as other factors that are not within the Company's control, including competitive conditions and regulatory or other government actions. However, there can be no assurance that the Company's internally generated funds and funds from any financings will prove to be sufficient to fund the Company's operations. In the event that the Company's cash on hand, internally generated funds and funds from any financings prove to be insufficient to fund the Company's operations, then the Company may be required to adjust its cost structure, and/or some or all of the Company's development and expansion plans could be delayed or abandoned, and/or the Company may be required to seek additional funds. See "Forward Outlook and Risks."

IMPACT OF INFLATION

     A substantial portion of the Company's net revenues is subject to reimbursement rates which are regulated by the federal and state governments or through contractual arrangements and do not automatically adjust for inflation. These reimbursement rates are adjusted periodically based upon certain factors, including legislation and executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services, but in the past have had little relationship to the actual cost of doing business. Additionally, the Company continues to experience pricing pressure from
Medicare, managed care and other payors.   See "Forward Outlook and Risks."  As
a result, to the extent that inflation occurs in the future, the Company will unlikely be able to pass on all of the increased costs associated with providing home health services to customers insured by government, managed care or other payors.

NEW ACCOUNTING PRONOUNCEMENTS

     See the Company's consolidated financial statements and notes thereto for information relating to the impact on the Company of new accounting pronouncements.

FORWARD OUTLOOK AND RISKS

     This Form 10-K contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed hereunder and elsewhere in this Form 10-
K. These forward-looking statements represent the Company's judgment as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

     Recent Regulatory Developments. The Company's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and will continue to propose and adopt legislation effecting fundamental changes in the health care delivery system. Changes in the applicable laws or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid expenditures are expected to continue in the future. While the Budget Act has significantly impacted the home health care industry, additional changes may also occur in the future. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company. The level of net revenues and profitability of the Company, like those of other health care providers, will also be affected by the continuing efforts of other payors to contain or reduce the costs of health care by lowering reimbursement rates, slowing payment for services provided, increasing case management review of services and negotiating reduced contract pricing and capitation arrangements. See "Business - Payor Mix" and "Business - Government Regulation."

     Medicare Reimbursement. The Budget Act requires HCFA to implement the PPS for Medicare cost-reimbursed home nursing agencies by October 1, 1999, with up to a four-year phase-in period. See "Business - Payor Mix - Medicare Reimbursement." This implementation deadline may be postponed due to Year 2000 issues HCFA must address. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of the implementation of the PPS on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home health services established under the PPS and the Company's ability to deliver its services at a cost below the PPS rates. There can be no assurances that such reimbursement rates would cover the costs incurred by the Company to provide home health services. See "Business- Payor Mix" and "Business - Government Regulation."

     For cost reporting periods beginning on or after October 1, 1997 and until the PPS becomes effective, the Budget Act established the IPS that provides for the lowering of reimbursement limits for home nursing visits. Cost limit increases for fiscal 1995 and 1996 were eliminated in determining the IPS reimbursement limits. In addition, for cost reporting periods beginning on or after October 1, 1997, home health agencies cost limits are determined as the lesser of (i) their actual charges, (ii) their actual costs, (iii) cost limits based on 105% of median costs of freestanding home health agencies, or (iv) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation and agency-specific and regional cost differences (a "blended rate," or patient aggregate allowance). The new cost limits apply to the Company for the cost reporting period beginning July 1, 1998, except for the Company's Medicare cost-reimbursed nursing agency located in Texas, for which the new cost limits applied for the cost reporting period which began January 1, 1998. See "Business - Payor Mix" and "Business - Government Regulation."

     The implementation of the IPS had a significant impact on reimbursements received by the Company's Texas Medicare cost-reimbursed nursing agency during fiscal 1998 and is expected to have a significant impact on reimbursements in fiscal 1999 to be received by the Company's remaining Medicare cost-reimbursed nursing agencies. In an effort to reduce operating costs and respond to the reductions in Medicare reimbursement, the Company implemented a restructuring plan during fiscal 1998.See "Restructuring Initiatives" and "Forward Outlook and Risks - Risks Associated with Restructuring."

     Recent legislation introduced in Congress, if enacted, could result in improvements in IPS reimbursement or a moratorium on IPS until PPS is implemented. The Company cannot predict the effect that any legislation, if enacted, would have on the Company's results of operations.

     For cost reporting periods beginning after October 1, 1997, the Budget Act also requires home health agencies to submit claims for payment for home health services only on the basis of the geographic location at which the service was furnished. HCFA has publicly expressed concern that some home health agencies are billing for services from administrative offices in locations with higher per-visit cost limitations than the cost limitations in effect in the geographic location of the home health agency furnishing the service. The Company does not expect this provision of the Budget Act to have a material impact on the Company's financial condition or results of operations.

     The Budget Act also provided for a 25% reduction in home oxygen reimbursement from Medicare effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index updates for the next five years. Approximately 5.8% of the Company's current net revenues are derived from reimbursement of oxygen services. This reduction in oxygen reimbursement during fiscal 1998 had an impact on internal growth in the Company's net revenues. The additional reduction to be effective January 1, 1999 is also expected to impact internal growth in net revenues. See "Internal Growth," "Net Revenues" and "Results of Operations - Fiscal 1998 Compared with Fiscal 1997."

     Various other provisions of the Budget Act may also have an impact on the Company's business and results of operations. The Budget Act required that all home health agencies obtain surety bonds in the amount of at least $50,000 by June 1, 1998. This requirement changed on July 31, 1998. The date that current and new home health agencies will now be required to obtain a surety bond will not be until sixty days following publication of a final rule by HCFA, but no earlier than February 15, 1999. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. The impact of these reimbursement changes could have a material adverse effect on the Company's financial condition or results of operations. However, this impact cannot be predicted with any level of certainty at this time until final regulations are issued.

     In addition to the impact on health care reimbursement resulting from the Budget Act, other changes have been announced in a federal policy which may adversely impact the Company's operations. HCFA has recently required branch offices to be redesignated as separate providers and to obtain separate licensure and separate provider agreements. Such redesignation generally results in adding additional costs to the Medicare home health agency necessary to comply with the related licensure requirements. The Company is in the process of applying for separate licensure for four of its branch offices to comply with this policy. This process is expected to have an impact on costs associated with operating these branches. Although the Company has not yet determined the aggregate cost impact of complying with this policy, but it is not expected to have a material adverse effect on the Company's financial condition.

     Reimbursement Payments. The possible discontinuance of PIPs for eight of the Company's Medicare cost-reimbursed nursing agencies concurrent with the implementation of the PPS could result in a material adverse effect on the Company's cash flow. See "Business - Payor Mix - Reimbursement Payments." Although legislation may defer the discontinuance of PIPs, the Company cannot predict the effect that any legislation, if enacted, would have on the Company's results of operations.

     Reimbursement from Medicare and Medicaid for certain services is subject to audit and retroactive adjustment. Retroactive adjustments made to prior-year cost reports could have a material adverse effect on the Company's financial condition or results of operations.

     Risks Associated with Collection of Accounts Receivable. The home health care industry is generally characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third party payors. The Company experienced an increase in its days net revenues outstanding from 104 at June 30, 1997 to 132 for June 30, 1998, using a three-month rolling average calculation. The increase in days net revenues outstanding resulted from a decrease in net revenues of $8.7 million from the three months ended June 30, 1997 to the three months ended June 30, 1998, as well as an increase of $2.5 million in net accounts receivable from June 30, 1997 to June 30, 1998. The decrease in net revenues resulted from various factors. See "Net Revenues" and "Internal Growth." The increase in accounts receivable was principally due to internal growth and certain managed care payors continuing to subject the Company to increasingly protracted payment terms and increasing attempts by these and other non-governmental payors to deny payments for products and services furnished to their subscribers.

     At June 30, 1998, approximately 39.2% of the Company's net revenues were derived from managed care and other non-governmental payors. The increase in the length of time required to collect receivables owed by managed care and other payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days sales outstanding could have a material adverse effect on the Company's financial condition or results of operations. During fiscal 1998 the Company terminated relationships with certain managed care organizations and is in the process of reviewing its managed care contracts. See "Forward Outlook and Risks - Dependence on Relationships with Referral Sources." There can be no assurance that the Company's days sales outstanding will not continue to increase if these payors continue to follow protracted payment terms in reimbursing the Company for its services. See "Business - Payor Mix" and "Liquidity and Capital Resources."

     Pricing Pressures. Medicare, Medicaid and other payors, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While the Company's net revenues from managed care and other non-governmental payors have increased and are expected to continue to increase, payments per visit from managed care organizations typically have been lower than cost-based reimbursement from Medicare and reimbursement from other payors for nursing and related patient services, resulting in reduced profitability on such services. Other payor and employer groups, including Medicare, are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's financial condition or results of operations. During fiscal 1998 the Company terminated relationships with certain managed care organizations and is in the process of reviewing its managed care contracts.
See "Forward Outlook and Risks - Dependence on Relationships with Referral Sources."

     Restructuring Initiatives. In an effort to reduce operating costs and respond to the reductions in Medicare reimbursement, the Company implemented a restructuring plan during fiscal 1998. This plan included cost reduction and office consolidation initiatives and resulted in $5.2 million in restructuring costs being recorded during fiscal 1998. See "Restructuring Initiatives." There can be no assurance the Company will be able to achieve the expected cost savings or synergies from the closing or consolidation of offices and its other restructuring efforts or will be able to reduce costs without negatively impacting operations.

     Need for Additional Financing. The Company believes cash on hand, cash flows generated from operations and the Company's ability to finance certain capital expenditures through leasing arrangements should be adequate to enable the Company to fund its operations. The Company's future capital requirements will depend upon many factors, including the performance of the Company's business, as well as other factors that are not within the Company's control, including competitive conditions and regulatory or other government actions. However, there can be no assurance that the Company's cash on hand, internally generated funds and funds from any financings will prove to be sufficient to fund the Company's operations. In the event that the Company's cash on hand, internally generated funds and funds from any financings prove to be insufficient to fund the Company's operations, then the Company may be required to adjust its cost structure, and/or some or all of the Company's development and expansion plans could be delayed or abandoned, and/or the Company may be required to seek additional funds.

     Risks Related to Goodwill. During fiscal 1998, the Company wrote-off $23.5 million of goodwill recorded in connection with certain acquisitions. See "Results of Operations - Fiscal 1998 Compared with Fiscal 1997 - Writedown of goodwill." At June 30, 1998, after recording this writedown, goodwill resulting from acquisitions was approximately $46.8 million, or approximately 34.2% of total assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that the Company will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 20 to 25 years. The Company will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary.

     Although at June 30, 1998 the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial condition or results of operations. Additionally, reimbursement regulations have been issued related to reimbursement for certain mobile diagnostic services. These regulations could eliminate payment for mobile diagnostic services to the Company. Goodwill associated with mobile diagnostic services acquisitions aggregates approximately $1.0 million at June 30, 1998. Mobile diagnostic services represent less than 3% of the Company's current net revenues.

     Internal Growth Rates. The Company is a leading provider of comprehensive home health care services, delivering nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment from 44 current branch locations in nine states. Since fiscal 1995, the Company generated a compound annual growth rate in net revenues of 39.6% through a combination of acquisitions and internal growth. The Company experienced internal growth rates in net revenues of 19%, 16% and 4% for fiscal years 1996, 1997 and 1998, respectively. See "Internal Growth." Because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that the Company can increase or maintain the internal growth rates at levels experienced in previous years.

     Dependence on Relationships with Referral Sources. The growth and profitability of the Company depends on its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians and other health care professionals. Managed care organizations, which are exerting an increasing amount of influence over the health care industry, have been consolidating to enhance their ability to impact the delivery of health care services. As managed care organizations have increased and continue to increase their market share in regions in which the Company operates, these organizations have become and will continue to become increasingly important to the Company as referral sources. From fiscal 1996 to fiscal 1998, the Company's net revenues derived from managed care and other non-governmental payors increased from 37.8% to 39.2%. While the Company's net revenues from managed care and other non-governmental payors have increased and are expected to continue to increase, payments per visit from managed care organizations typically have been lower than cost-based reimbursement from Medicare and reimbursement from other payors for the Company's services, resulting in reduced profitability on such services.

     During fiscal 1998 the Company terminated its relationship with certain managed care organizations as a result of these companies continuing to subject the Company to increasingly protracted payment terms and increasing attempts by these and other non-governmental payors to deny payments for products and services furnished to their subscribers. Additionally, the Company is in the process of reviewing all of its managed care contracts and determining if the contracts meet the Company's profitability guidelines. As a result of these terminations and other factors, the Company's internal growth rates declined during fiscal 1998. See "Internal Growth." There can be no assurance the Company will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's financial condition or results of operations.

     Year 2000 Computer Concerns. The impact of Year 2000 computer problems on the Medicare and Medicaid programs, other federal or state health care programs and other third party payors could affect prompt reimbursement to the Company in the future unless and until such potential problems are corrected. The Company's major management information system software programs are vendor-supplied and are scheduled by the vendors to be Year 2000 compliant by December 31, 1999. The Company expects to be Year 2000 compliant by December 31, 1999 and does not expect to incur significant costs in attaining compliance. However, there can be no assurance the Company has adequately assessed or identified all aspects of its business which may be impacted by Year 2000 issues which may arise after December 31, 1999. Additionally, there can be no assurance that vendors who supply the Company's major management information system software will adequately address and correct any and all Year 2000 issues that may arise prior to January 1, 2000. As a result of the foregoing, there can be no assurance that Year 2000 computer problems which may impact the Company or its payors will not have a material adverse effect on the Company's financial condition or results of operations.

     Potential Risks Associated with Acquisitions and Expansion. While the Company completed fourteen acquisitions between fiscal 1996 and 1997, it completed no acquisitions during fiscal 1998. As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisitions. In addition, the Company is restricted by its senior credit facility from engaging in acquisitions. Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate. See "Business - Industry Overview," "Business - Payor Mix" and "Business - Government Regulation." The Company believes it will be positioned to execute its acquisition strategy once Medicare reimbursement regulation uncertainties and the Company's capital constraint issues are resolved.

     When evaluating acquisitions, the Company seeks potential acquisition candidates that would complement or expand its current services. In attempting to make acquisitions, the Company competes with other providers, some of which have greater financial resources than the Company. In addition, since the consideration for acquired businesses may involve cash, notes or the issuance of shares of common stock, options or warrants, existing stockholders may experience dilution in the value of their shares of common stock in connection with such acquisitions. Moreover, many states have Certificate of Need, licensure, or similar laws which generally require that the appropriate state agency approve certain acquisitions and/or determine that a need exists for new services and capital expenditures or other changes prior to such new services being added. Additionally, HCFA approval concerning the redesignation of branch offices as separate providers may also be required. To the extent that Certificates of Need or other approvals are required for expansion of Company operations, either through acquisitions or provision of new services, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals, and possible delays and expenses associated with such approvals.

     There can be no assurance that the Company will be able to successfully negotiate, finance or integrate acquisitions. Acquisitions involve numerous short- and long-term risks, including loss of referral sources, diversion of management's attention, failure to retain key personnel, loss of net revenues of the acquired companies, inability to integrate acquisitions (particularly management information systems) without material disruptions and unexpected expenses, the possibility of the acquired businesses becoming subject to regulatory sanctions, potential undisclosed liabilities and the continuing value of acquired intangible assets. There can be no assurance that any given acquisition will be consummated, or if consummated, will not materially adversely affect the Company's financial condition or results of operations. Additionally, because of matters discussed herein that may be beyond the control of the Company and the emerging trend of other health care providers, such as long-term care providers, seeking to acquire home health care businesses, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms.

     Potential Risks Associated with Geographic Expansion. In pursuing its growth strategy, the Company has expanded its operations into new geographic markets. When entering new geographic markets, the Company generally seeks to increase its net revenues by establishing relationships with new referral sources or increasing business with existing referral sources and will be reliant to a large extent on local management, who have important relationships with local referral sources. In addition, the Company will be required to comply with laws and regulations of states that differ from those in which the Company currently operates, and may face competitors with greater knowledge of such local markets. There can be no assurance that if acquisitions are consummated, the Company will be able to increase its net revenues through new or existing referral sources or otherwise effectively compete in new geographic markets in which these companies operate.

     Risks Associated with Managed Care Contracts. As an increasing percentage of patients become members of managed care organizations, the Company believes that it will be required to deliver its products and services to health maintenance organizations, employer groups and other private third party payors on a capitated or other risk sharing basis. Under some of these arrangements, a health care provider accepts a predetermined amount per member per month in exchange for providing all covered services to beneficiaries of the payor during the month. Such arrangements pass much of the economic risk of providing care from the payor to the provider. To the extent that patients or enrollees covered by such contracts require more frequent or extensive care than is anticipated, additional costs would be incurred, resulting in a reduction in margins. In the worst case, net revenues associated with risk-sharing contracts or capitated provider networks would be insufficient to cover the costs of the services provided. Any such reduction of net revenues could have a material adverse effect on the Company.

     Management of Rapid Growth. The Company has experienced rapid growth in its business and number of employees through acquisition and internal growth. Continued rapid growth may impair the Company's ability to efficiently provide its home health care services and products and to adequately manage its employees. While the Company is taking steps to manage its rapid growth, future results of operations could be materially adversely affected if it is unable to do so effectively. The Company implemented a restructuring plan during fiscal 1998. See "Restructuring Initiatives" and "Forward Outlook and Risks - Risks Associated with Restructuring."

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

     Regulatory Environment. The Company is subject to extensive regulation which govern financial and other arrangements between healthcare providers at both the federal and state level. At the federal level, such laws include (i) the Anti-Kickback Statute, which generally prohibits the offer, payment, solicitation or receipt of any remuneration in return for the referral of Medicare and Medicaid patients or the purchasing, leasing, ordering or arranging for any good, facility services or items for which payment can be made under Medicare and Medicaid, federal and state health care programs, (ii) the Federal False Claims Act, which prohibits the submission for payment to the federal government of fraudulent claims, and (iii) "Stark legislation," which generally prohibits, with limited exceptions, the referrals of patients by a physician to providers of "designated health services" under the Medicare and Medicaid programs, including home health services, physical therapy and occupational therapy, where the physician has a financial relationship with the provider. Violations of these provisions may result in civil and criminal penalties, loss of licensure and exclusion from participation in the Medicare and Medicaid programs. Many states have also adopted statutes and regulations which prohibit provider referrals to an entity in which the provider has a financial interest, remuneration or fee-splitting arrangements between health care providers for patient referrals and other types of financial arrangements with health care providers. Sanctions for violations of these state regulations include loss of licensure and civil and criminal penalties. See "Business - Government Regulation."

     The federal government, private insurers and various state enforcement agencies have increased their scrutiny of provider business practices and claims, particularly in the areas of home health care services and products in an effort to identify and prosecute parties engaged in fraudulent and abusive practices. In May 1995, the Clinton Administration instituted Operation Restore Trust ("ORT"), a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies. ORT, which initially focused on companies located in California, Florida, Illinois, New York and Texas, the states with the largest Medicare populations, has been expanded to all fifty states. See "Business - Government Regulation." While the Company believes that it is in material compliance with such laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such laws or interpretations of such laws.

     Additionally, HCFA has implemented "Wedge Surveys" in at least 13 states, including Connecticut, Florida, Tennessee, Illinois, Indiana, Massachusetts, Minnesota, Ohio, Oklahoma, Texas, Utah, Virginia and Wyoming, whereby HCFA completes ORT-type surveys on a much smaller scale. Assuming the reviewer uncovered nothing significant during its survey, the home health agency then has the option to repay the amount determined by HCFA or undergo a broader review of its claims. If the survey uncovers significant problems, the matter may undergo further review. See "Business - Government Regulation."

     While the Company believes that it is in material compliance with the fraud and abuse and self-referral laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such requirements, as such requirements ultimately may be interpreted. Although the Company does not believe it has violated any fraud and abuse laws, there can be no assurance that future related legislation, either health care or budgetary, related regulatory changes or interpretations of such regulations, will not have a material adverse effect on the future operations of the Company.

     Certificate of Need, Permits and Licensure. The federal government and all states regulate various aspects of the home health care industry. Such laws include certificates of need, certification under Medicare and Medicaid and other third party programs, as well as state laws which may impose licensure requirements on home health care agencies. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's financial condition or results of operations. There can be no assurance that either the states or the federal government will not change current interpretations of existing regulations or impose additional regulations upon the Company's activities which might adversely affect its financial condition or results of operations.

     Geographic Concentration. Approximately $58.6 million, or 33.6%, of the Company's net revenues in fiscal 1998 were derived from the Company's operations in Florida and approximately $106.9 million, or 61.4 %, of the Company's net revenues in fiscal 1998 were derived from the Company's operations in Florida and the Mid-Atlantic operating areas. Unless and until the Company's operations become more diversified geographically (as a result of acquisitions or internal expansion), adverse economic, regulatory, or other developments in Florida or the Mid-Atlantic states could have a material adverse effect on the Company's financial condition or results of operations.

     Potential Volatility in Stock Price. Over the past year, the Company's stock price has been subject to significant volatility. If net revenues or earnings fail to meet expectations of the investment community, or if the Company announces other information that may be deemed to be negative by the investment community, such as the issuance of additional common stock, or other changes in the Company's capital structure, there could be an immediate and significant adverse impact on the trading price for the Company's common stock. Regardless of the Company's performance, broad market fluctuations and general economic or political conditions as well as health care-related market announcements from time to time may also adversely affect the price of the Company's stock. As a result, changes in the Company's stock price can be sudden and unpredictable.

     Quarterly Fluctuations in Operating Results. Results of operations for any quarter are not necessarily indicative of results of operations for any future period or for a full fiscal year. The Company has experienced and expects to continue to experience lower same-branch net revenues during the first fiscal quarter which ends on September 30 as compared to the immediately preceding quarter due to fewer referrals during the summer months. The Company anticipates that the effects of seasonality will continue for the foreseeable future. See "Quarterly Results."

     Dependence on Key Personnel. The Company's success is highly dependent on its President, Chief Executive Officer and Chairman of the Board, Bruce J. Feldman and a number of its other key management and professional personnel. The loss of one or more of these personnel could have a material adverse effect on the Company's financial condition or results of operations. The Company's success will also depend in part on its ability to retain and attract additional qualified management and professional personnel. Competition for such personnel in the home health care industry is strong. There can be no assurance that the Company will be successful in attracting or retaining the personnel it requires.

     Pending and Threatened Litigation. The Company is a party to certain pending and threatened legal actions. See "Item 3 - Legal Proceedings." While the Company believes it has adequate legal defenses and/or insurance coverage for these actions, there can be no assurance of favorable outcomes regarding these legal actions or that recovery of any insurance proceeds will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings. Additionally, any judgments, settlements or costs relating to pending or future legal proceedings which are not covered by insurance could have a material adverse effect on the Company's results of operations or financial condition.

     Potential Liability. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with both per-occurrence and annual aggregate coverage limits of $1.0 million and $3.0 million, respectively. In addition, the Company has an umbrella liability or "excess" policy with a single limit of $10.0 million for any one occurrence in excess of certain minimum amounts. The umbrella policy excludes professional liability. The Company maintains a health care agency professional liability insurance policy with limits of $4.0 million per claim and an annual aggregate limit of $6.0 million. Health care professionals with whom the Company has contracted must provide evidence that they carry at least $1.0 million of insurance coverage, although there is no assurance that such providers will continue to do so, or that such insurance is, or will continue to be, adequate or available to protect the Company, or that the Company will not have liability independent of that of such providers and/or their insurance coverage. While the Company believes that it has adequate insurance coverage, there can be no assurance that any such insurance will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings (including any related judgments, settlements or costs) or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. Any judgments, settlements or costs relating to pending or future legal proceedings which are not covered by insurance could have a material adverse effect on the Company's results of operations or financial condition.

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

     Compliance Program. In August, 1998, HHS issued compliance program guidance for home health agencies. The guidance encourages home health agencies to develop effective internal controls that promote adherence to applicable federal and state law and program requirements of federal, state and private health plans. The absence of a compliance program or an incomplete or ineffective compliance program may not be regarded favorably by HHS and could negatively affect government audits, investigations, and/or inspections. During fiscal 1998, the Company implemented an internal Compliance Program. Although management believes the Compliance Program will be effective and will assist the Company in monitoring and enhancing the effectiveness of its internal controls, there can be no assurance that the Compliance Program will identify all potential compliance issues or that as drafted it will be viewed as complete or effective under audit or inspection by third party payors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Sensitive Instruments

     The Company uses derivative financial instruments to reduce certain types of financial risk. Interest rate swaps are used to hedge interest rate risk. Interest rate swaps involve a risk of additional interest expense in the event that the prevailing LIBOR rate decreases from the Company's fixed interest rate on the swap. Hedging strategies have been reviewed and approved by management before being implemented.

     The status of the Company's derivative financial instruments as of June 30, 1998 is discussed in paragraph 4 of Note 5 to the fiscal 1998 consolidated financial statements, included herein. A decrease in the three-month prevailing LIBOR rate of 5 to 10% in connection with the Company's interest rate swap agreement would not have a material adverse effect on the Company's results of operations, cash flows or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES              PAGE
                                                                       ----

        Report of Independent Accountants                               50

        Financial Statements:
        Consolidated Balance Sheets as of June 30, 1997 and 1998        51

        Consolidated Statements of Operations for the fiscal years
          ended June 30, 1996, 1997 and 1998                            52

        Consolidated Statements of Cash Flows for the fiscal years
          ended June 30, 1996, 1997 and 1998                            53

        Consolidated Statements of Stockholders' Equity for the fiscal
          years ended June 30, 1996, 1997 and 1998                      54

        Notes to Consolidated Financial Statements                      55

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Home Health Corporation of America, Inc.
King of Prussia, Pennsylvania

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Home Health Corporation of America, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


2400 Eleven Penn Center
Philadelphia, Pennsylvania
September 2, 1998, except for paragraph 1 of note 5, for which the date is September 23, 1998

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                           JUNE 30,    JUNE 30,
                             ASSETS                          1997        1998
                             ------                        --------    --------
Current assets:
  Cash and cash equivalents                                $    464    $  1,639
  Accounts receivable, net of allowance for doubtful
    accounts of $10,847 and $12,187, respectively            56,410      58,908
  Inventories                                                 3,262       2,257
  Prepaid expenses and other current assets                   4,584       7,918
                                                           --------    --------
       Total current assets                                  64,720      70,722
Property and equipment, net                                  18,261      16,736
Goodwill, net of  accumulated amortization  of $3,347
  and $6,118, respectively                                   68,202      46,803
Other assets, net                                             2,080       2,578
                                                           --------    --------
       Total assets                                        $153,263    $136,839
                                                           ========    ========


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Current maturities of long-term debt                     $  6,263    $  4,211
  Accounts payable                                            5,705       6,796
  Accrued salaries and related employee benefits              4,788       4,396
  Restructuring and other nonrecurring liabilities              764       3,667
  Other current  liabilities                                  3,996       3,270
                                                           --------    --------
       Total current liabilities                             21,516      22,340

Long-term debt, net of current portion                       78,793      85,311
Other noncurrent liabilities                                  2,382       3,095

Commitments and contingencies

Stockholders' equity:
  Preferred stock (undesignated), no par value, 10,000
    shares authorized; no shares issued and outstanding        -           -
  Common stock, no par value, 20,000 shares authorized;
    9,221 and 9,856 shares issued, 9,129 and 9,764
    outstanding, respectively                                43,927      44,296
Retained earnings (accumulated deficit)                       6,645     (18,203)
                                                           --------    --------
       Total stockholders' equity                            50,572      26,093
                                                           --------    --------
         Total liabilities and stockholders' equity        $153,263    $136,839
                                                           ========    ========


   The accompanying notes are an integral part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                       YEAR ENDED JUNE 30,
                                                 ------------------------------
                                                   1996      1997       1998
                                                 -------   --------   ---------
Net revenues                                     $95,878   $150,232   $ 174,335

Operating costs and expenses:
  Patient care costs:
    Professional care and product costs           45,121     69,521      79,280
    Depreciation on equipment held for rental      1,091      2,297       3,428
                                                 -------   --------   ---------
      Total patient care costs                    46,212     71,818      82,708

  General and administrative                      36,100     54,254      70,828
  Provision for doubtful accounts                  3,464      8,431       7,271
  Depreciation                                       899      1,524       2,437
  Amortization                                     1,021      2,346       2,861
  Interest, net                                    1,579      3,849       7,508
  Merger and other nonrecurring                      913      3,009       6,370
  Writedown of goodwill                             -          -         23,516
                                                 -------   --------   ---------

      Total operating costs and expenses          90,188    145,231     203,449
                                                 -------   --------   ---------

Income (loss) before income taxes and
  extraordinary item                               5,690      5,001     (29,164)


Provision (benefit) for income taxes               2,396      2,187      (4,316)
                                                 -------   --------   ---------

Income (loss) before extraordinary item            3,294      2,814     (24,848)

  Extraordinary loss on debt redemption, net       1,161       -           -
                                                 -------   --------   ---------

      Net income (loss)                          $ 2,133   $  2,814   $ (24,848)
                                                 =======   ========   =========

Other data, including per share data:
  Basic per share data:
    Weighted average shares outstanding            6,535      8,549       9,316
                                                 =======   ========   =========
    Earnings (loss) per share                    $  0.19   $   0.33   $   (2.67)
                                                 =======   ========   =========

  Diluted per share data:
    Weighted average shares outstanding            6,653      8,687       9,316
                                                 =======   ========   =========
    Earnings (loss) per share                    $  0.18   $   0.32   $   (2.67)
                                                 =======   ========   =========


   The accompanying notes are an integral part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                 YEAR  ENDED JUNE 30,
                                                           -------------------------------
                                                             1996        1997       1998
                                                           --------    --------   --------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                        $  2,133    $  2,814   $(24,848)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation, amortization and other                    3,195       6,210      8,726
      Provision for doubtful accounts                         3,464       8,431      7,271
      Writedown of goodwill                                    -           -        23,516
      Deferred income taxes                                     (28)         65     (2,131)
      Other                                                   1,784         318        557
  Net changes in certain assets and liabilities, net
    of acquisitions:
      Accounts receivable                                   (12,085)    (27,550)   (10,456)
      Inventories                                              (452)       (438)     1,005
      Prepaid expenses and other current assets                (221)       (216)    (2,870)
      Accounts payable, accrued expenses and other             (712)     (2,801)       (27)
      Restructuring and other nonrecurring liabilities         -           -         3,039
                                                           --------    --------   --------
         Net cash flows provided by (used in) operating
           activities                                        (2,646)    (14,340)     3,782
                                                           --------    --------   --------

Cash flows used in investing activities:
  Purchases of property and equipment                        (3,346)     (3,789)    (2,753)
  Cash paid for acquisitions, net of cash acquired          (15,693)    (37,542)    (1,835)
  Other, net                                                   (399)       (979)      (349)
                                                           --------    --------   --------
         Net cash flows used in investing activities        (19,438)    (42,310)    (4,937)
                                                           --------    --------   --------

Cash flows provided by (used in) financing activities:
  Proceeds from long-term debt                               23,730      60,277      8,610
  Repayments of long-term debt                              (15,591)     (4,602)    (6,366)
  Proceeds from bridge financing                             13,000        -          -
  Repayment of bridge financing                             (13,000)       -          -
  Repayment of debt with Offering proceeds                   (9,984)       -          -
  Payment of deferred financing fees                           (200)       (287)      (263)
  Repayment of  preferred stock and preferred stock
    dividends                                                  (607)       -          -
  Proceeds from issuance of common stock                     24,778          31        349
                                                           --------    --------   --------
         Net cash flows provided by financing activities     22,126      55,419      2,330
                                                           --------    --------   --------

Net increase (decrease) in cash and cash equivalents             42      (1,231)     1,175
Cash and cash equivalents, beginning of year                  1,653       1,695        464
                                                           --------    --------   --------
Cash and cash equivalents, end of year                     $  1,695    $    464   $  1,639
                                                           ========    ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                      Retained
                                                                        Additional    Earnings                  Stock
                                       Class A and B    Common Stock,     Paid-in   (Accumulated  Treasury  Subscriptions
                                        Common Stock        no par        Capital     Deficit)     Stock      Receivable     Total
                                       --------------   --------------  ----------  ------------  --------  -------------   -------
                                       Shares  Amount   Shares  Amount
                                       ------  ------   ------  ------
  Balance at June 30, 1995              2,634     264      185    -          2,394         2,607      (291)           (36)    4,938
Exercise of options and warrants          194      19      231     190          22                                              231
Issuance of warrants                     -       -        -       -          1,192          -         -              -        1,192
Recapitalization                       (2,828)   (283)   3,465   4,713      (3,504)         -          291           -        1,217
Issuance of common stock                 -       -       3,794  25,822        -             -         -              -       25,822
Conversion  of  subordinated note        -       -         400   3,000        -             -         -              -        3,000
Write-off of Series C preferred
  stock discount                         -       -        -       -           -             (786)     -              -         (786)

Preferred stock dividends                -       -        -       -           -             (117)     -              -         (117)

Forgiveness of shareholder loan          -       -        -       -           -             -         -                18        18
Net income                               -       -        -       -           -            2,133      -              -        2,133
                                       ------  ------   ------  ------  ----------  ------------  --------  -------------   -------

  Balance at June 30, 1996               -       -       8,075  33,725         104         3,837      -               (18)   37,648
Preferred stock dividends                -       -        -       -           -               (6)     -              -           (6)

Exercise of stock options                -       -          23      31        -             -         -              -           31
Issuance of common stock                 -       -         661   6,379        -             -         -              -        6,379
Forgiveness of shareholder loan          -       -        -       -           -             -         -                18        18
Exchange of preferred shares             -       -          81   1,250        -             -         -              -        1,250
Conversion of notes to common stock      -       -         189   2,042        (104)         -         -              -        1,938
Expiration of redemption requirement     -       -         100     500        -             -         -              -          500
Net income                               -       -        -       -           -            2,814      -              -        2,814
                                       ------  ------   ------  ------  ----------  ------------  --------  -------------   -------

  Balance at June 30, 1997               -       -       9,129  43,927        -            6,645      -              -       50,572
Exercise of stock options                -       -          50     349        -             -         -              -          349
Issuance of common stock                 -       -         585      20        -             -         -              -           20
Net loss                                 -       -        -       -           -          (24,848)     -              -      (24,848)

                                       ------  ------   ------  ------  ----------  ------------  --------  -------------   -------

  Balance at June 30, 1998               -       -       9,764  44,296        -          (18,203)     -              -       26,093
                                       ======  ======   ======  ======  ==========  ============  ========  =============   =======


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

      Net Revenues

        The Company is paid for its services primarily by Medicare, managed care companies, commercial insurance companies, state Medicaid programs and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third-party payment arrangements are recorded when the services are rendered. The allowance for doubtful accounts principally consists of an estimate of amounts that may prove to be uncollectible. Payments received by the Company under Medicare and Medicaid programs are based upon reimbursement of reasonable cost or a predetermined specific fee structure. Reimbursable costs differing from the Company's preliminary authorized payment rates for nursing services under the Medicare and Medicaid programs are recognized as receivables or payables in the period in which the costs are incurred. Adjustments to reimbursable costs resulting from settlements of third-party payor cost reports are recognized in the period of settlement. Approximately 62%, 61% and 61% of the Company's net revenues in fiscal 1996, 1997 and 1998, respectively, are from participation in Medicare and state Medicaid programs. The Company does not believe there are any significant credit risks associated with receivables from Medicare and Medicaid.

        At June 30, 1997 and 1998, respectively, 49% and 40% of net accounts receivable was due from Medicare and Medicaid. The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. Management provides an allowance for estimated amounts that may prove to be uncollectible.

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

        Upon occurrence of a possible impairment event, management evaluates the recoverability of goodwill using certain financial indicators such as historical and future ability to generate income from operations. The Company's policy is to record an impairment loss against the net unamortized cost of the asset in the period when it is determined that the carrying amount of the asset may not be recoverable. Some indications of possible impairment events include factors such as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future net cash flows would become less than the carrying amount of the asset. The Company recorded a writedown of goodwill of $23.5 million during fiscal 1998. See note 2.

      Income Taxes

        The Company files a consolidated tax return with its subsidiaries for federal tax purposes and on a separate Company basis for state tax purposes. Deferred income taxes are provided using the asset and liability method for temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

      Earnings Per Share

        The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," during fiscal 1998. This statement establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the average shares of common stock outstanding while diluted earnings per share reflects the potential dilution that could occur if stock options were exercised. The adoption of SFAS 128 did not have a material effect on the Company's earnings per share. Earnings per share and

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

common shares outstanding for fiscal 1996 and 1997 have been restated for comparative purposes.

        The following table indicates a reconciliation of the numerator and denominator in calculating earnings (loss) per share for the periods presented:

                                                  1996     1996 (1)     1997      1998
                                                 -------   --------    ------   --------
Net income (loss)                                $3,294    $  2,133    $2,814   $(24,848)
Write-off of discount on preferred stock           (787)       (787)        -          -
Dividends on preferred stock                       (117)       (117)       (6)         -
                                                 ------    --------    -------  --------
Net income (loss) used for calculation of
  basic and diluted income (loss) per share      $2,390    $  1,229    $2,808   $(24,848)
                                                 ======    ========    ======   ========

Weighted average number of common shares
  outstanding used for calculation of basic
  income (loss) per share                         6,535       6,535     8,549      9,316
Stock options and warrants assumed outstanding
  during the period                                 118         118       138          -
                                                 ------    --------    -------  --------
Weighted average number of common shares used
  for calculation of diluted income (loss) per
  share                                           6,653       6,653     8,687      9,316
                                                 ======    ========    ======   ========

(1) Net income reduced to reflect extraordinary loss of $1.2 million on early extinguishment of indebtedness.

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

     Recent Accounting Pronouncements

        In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which requires changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Additionally, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures in financial statements based on management's approach to segment reporting and industry requirements to report selected segment information, disclosures about products and services and major customers, on a quarterly basis. The Company will be required to adopt SFAS 130 and 131 during fiscal 1999. The impact of these new standards on the Company's future financial statements and disclosures has not been determined.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.  MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

        In August 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health nursing visits. The Budget Act also provided for a 25% reduction in home oxygen reimbursement from the 1997 fee schedule, effective January 1, 1998, and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index increases in oxygen reimbursement rates until the year 2003. These changes in reimbursement have had and are expected to continue to have a significant impact on the Company's current and future operations.

        In an effort to reduce operating costs and respond to the above reductions in Medicare reimbursement, the Company implemented a restructuring plan during fiscal 1998. This plan, which included cost reduction and office consolidation initiatives, as well as management's assessment of the continuing value of goodwill under the changing reimbursement environment, resulted in pre-tax accounting charges aggregating $28.7 million during fiscal 1998 which were comprised of a writedown of goodwill of $23.5 million and restructuring costs of $5.2 million.

        The writedown of goodwill was required based upon the estimated impact of the announced reductions in Medicare oxygen reimbursement and the expected impact of the IPS on the Company's continuing operations. The writedown was comprised of $9.0 million related to certain durable medical equipment, respiratory therapy, and infusion therapy companies and $14.5 million related to certain Medicare cost-reimbursed nursing agencies.

        The restructuring costs of $5.2 million were principally comprised of
(i) the closure and consolidation of certain branch locations, including the accrual of estimated facility exit costs and future lease costs, the write-off of leasehold improvements and other exit costs; and (ii) estimated employee severance costs in connection with the related termination of employees, including certain former owners of businesses acquired. The initial phase of the restructuring plan was substantially implemented by June 30, 1998. The final phase is expected to be completed by December 1998. The cash portion of the pre-tax accounting charge is estimated to be approximately $5.1 million. Approximately $1.5 million was charged against the related accruals during fiscal 1998. The restructuring costs were included in merger and other nonrecurring expenses in the fiscal 1998 consolidated statement of operations.

3.  ACQUISITIONS

        There were no acquisitions consummated during fiscal 1998. The purchase prices for the acquisitions prior to fiscal 1998 accounted for as purchases were allocated to identifiable assets, principally accounts receivable, equipment and inventory. The results of operations for these acquisitions were included from their respective acquisition dates.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      During September 1997 the Company entered into a definitive agreement for the acquisition through merger of U.S. HomeCare Corporation ("USHO"). During February 1998 the Company and USHO agreed to the termination of the proposed merger. Deferred acquisition costs of $1.2 million associated with this proposed merger were written-off during fiscal 1998 and included in merger and other nonrecurring expenses in the fiscal 1998 consolidated statement of operations.

      Fiscal 1997 Acquisitions

      Pooling Transaction

      On November 12, 1996, the Company acquired Home Health Systems, Inc. ("HHSI") in a merger transaction. HHSI was a provider of durable medical equipment and infusion and respiratory therapy services, with operations in New Jersey, Pennsylvania, Maryland and Illinois. The Company issued 455,000 shares of its Common Stock, net of shares that are treated similarly to treasury shares for accounting purposes, in exchange for all the issued and outstanding shares of HHSI. Merger costs of $1.6 million resulting from this acquisition were recorded during fiscal 1997 and were reflected in merger and other nonrecurring expenses in the fiscal 1997 consolidated statement of operations. The Company's consolidated financial statements and related notes thereto have been restated to combine the accounts and operations of HHSI with those of the Company for all periods presented.

      Purchase Transactions

      The Company consummated ten acquisitions during fiscal 1997. The Company entered the Texas and New England regions with five acquisitions, expanding its operations into Texas, Massachusetts, New Hampshire, Rhode Island and Maine. Additionally, the Company expanded its ongoing operations in Pennsylvania, New Jersey, Maryland and the Tampa/St. Petersburg, Florida market with five acquisitions. The acquisitions in fiscal 1997 included nursing and related patient services, infusion therapy, durable medical equipment and respiratory services. The aggregate consideration paid and debt assumed in these acquisitions was $52.0 million, the cash portion of which was funded through borrowings under the senior credit facility.

      The Company is required to make certain payments to former owners of businesses acquired in prior periods, as part of the consideration paid for the acquisitions. During fiscal 1998, the Company paid $1.8 million in additional consideration for certain acquisitions completed in prior periods. Amounts to be paid in cash during fiscal 1999 in connection with acquisitions completed in prior periods approximate $2.1 million. Additional amounts aggregating $2.1 million may be paid in the form of the Company's common stock to certain former owners through fiscal 2000 in connection with earnouts related to businesses acquired by the Company.

      During fiscal 1998 the Company issued 579,901

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

additional shares in connection with an acquisition completed in fiscal 1997.

      The former owners of a business acquired by the Company commenced litigation against the Company during the fourth quarter of fiscal 1998 for nonperformance under certain provisions of the acquisition documents. See note 8.

      Certain former owners of businesses acquired by the Company have commenced or threatened legal proceedings against the Company for non-payment of certain amounts in connection with the acquisitions, payment of which is prohibited by the Company's senior credit facility. See note 5.

4.  PROPERTY AND EQUIPMENT

At June 30, 1997 and 1998, property and equipment consisted of:


                                                            1997           1998
                                                          -------         -------
                                                            (amounts in thousands)

Equipment held for rental                                 $16,221        $17,121
Capitalized leases                                          5,279          7,245
Furniture, fixtures and equipment                           6,616          7,356
Leasehold improvements                                        756            883
                                                          -------        -------
                                                           28,872         32,605
Less accumulated depreciation                              10,611         15,869
                                                          -------        -------
                                                          $18,261        $16,736
                                                          =======        =======

5.   LONG-TERM DEBT

At June 30, 1997 and 1998, long-term debt consisted of:


                                                            1997           1998
                                                           -------        -------
                                                           (amounts in thousands)

 Senior Credit Facility:
   Working capital                                        $29,668        $38,278
  Acquisitions                                             42,458         42,458
Sellers notes with interest rates of approximately
  8%, principal and interest due monthly through
  fiscal year 2000                                          7,273          2,663
Other debt, principally capital leases, rates
  generally fixed from 8.5% to 18% through fiscal year
  2003                                                      5,657          6,123
                                                          -------        -------
                                                           85,056         89,522
Less current maturities                                     6,263          4,211
                                                          -------        -------
                                                          $78,793        $85,311
                                                          =======        =======

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Senior Credit Facility

      On September 23, 1998, the Company and its lenders amended the Company's senior credit facility (the "Credit Facility"). The Credit Facility, as amended, limits the maximum amount of borrowings under the Credit Facility to $83.4 million, provides for temporary borrowings under the Credit Facility of up to $1.4 million through December 31, 1998 for payroll and related costs, prohibits the Company from making certain subordinated payments to former owners of acquired businesses and restricts the Company's ability to engage in acquisitions. The Credit Facility further limits, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets, prohibits payment of dividends and also requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. The amendment to the Credit Facility on September 23, 1998 waived the Company's compliance with certain covenant requirements as of June 30, 1998 and amended certain covenant requirements for future periods. Other amendments to the Credit Facility during February and May 1998 waived and/or amended certain covenant requirements as of December 31, 1997 and March 31, 1998, respectively. On September 23, 1998, the Company had $83.4 million outstanding under the Credit Facility bearing interest at a weighted average interest rate of 8.8%, and also, $3.4 million of cash on hand. Indebtedness under the Credit Facility is collateralized by substantially all of the assets of the Company, subject to certain permitted liens and exceptions.

      Funds advanced under the Credit Facility bear interest on the outstanding principal at a fluctuating rate based on either (i) the announced prime rate of the agent bank plus the Company's margin (the "Prime Rate") or
(ii) the London Interbank Borrowing Rate, as elected from time to time by the Company, plus the Company's margin ("LIBOR"). Interest is payable monthly if a rate based on the Prime Rate is elected or at the end of the LIBOR period (but in any event not to exceed one-month) if a rate based on LIBOR is elected. As of June 30, 1998, all borrowings outstanding under the Credit Facility bore interest at the weighted average LIBOR rate of 8.5%. After the Amendment, the Prime and Libor Rates applicable to the Company's borrowings under the Credit Facility were 10.25% and 8.8%, respectively, including the Company's margin.

        Certain former owners of businesses acquired by the Company have commenced or threatened legal proceedings against the Company for non-payment of certain amounts due to them in connection with acquisitions, payment of which is currently prohibited by the Credit Facility. Such amounts aggregated $4.8 million at June 30, 1998, excluding related interest. The payment of these amounts are subordinate to the rights of the senior lenders under the Credit Facility and, as such, certain of the former owners are not permitted under the related subordination agreements to demand payment from the Company until all amounts outstanding under the Credit Facility have been repaid. The Company is required by the Credit Facility to use its best efforts to convert these amounts to equity. The Company believes the ultimate outcome of these pending or threatened legal actions will not have a material adverse effect on the Company's financial condition or results of operations.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Maturities of long-term debt, including capitalized lease obligations, for the next five fiscal years are as follows:

                FISCAL YEAR
                ENDED JUNE 30
                -------------
                (amounts in thousands)
                1999                            $ 4,211
                2000                             82,895
                2001                              1,577
                2002                                668
                2003                                171
                                                -------
                                                $89,522
                                                =======

      Interest Rate Swap Agreement

        In April 1997, the Company entered into a two-year convertible interest rate cap agreement with a financing institution. After the first year of the agreement, the financing institution exercised its conversion option and converted the agreement to an interest rate swap agreement, effectively fixing the Company's annual interest expense at 6.2% on a notional amount of $11.0 million (the "Notional Amount"), and extending the term of the agreement through April 2000. The Company will be required to pay to the financing institution the difference between the three-month prevailing LIBOR rate (5.6% at June 30, 1998) and 6.2% on the Notional amount on a quarterly basis. The Company estimates this will result in additional interest expense of approximately $60,000 annually, assuming the LIBOR rate at June 30, 1998 does not fluctuate during fiscal 1999.

6.  CAPITAL STOCK

      Initial Public Offering

        On November 13, 1995, the Company completed the initial public offering of its stock (the "Offering"), pursuant to which the Company sold 3.5 million shares of common stock, no par value. The Offering resulted in net proceeds of $24.4 million to the Company before deduction of certain expenses payable by the Company. The Company used the net proceeds to repay the bridge financing incurred in connection with an acquisition in Tampa, Florida, senior subordinated indebtedness, a portion of the Senior Credit Facility and to redeem preferred stock. The Company recorded an extraordinary loss of $1.2 million in connection with this early extinguishment of indebtedness.

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

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Recapitalization

       Upon consummation of the Offering, the Company implemented a plan of recapitalization (the "Recapitalization") and amended its Articles of Incorporation to authorize the issuance of up to 20 million shares of no par value common stock and up to 10 million shares of preferred stock of such classes and series and with such voting powers, designations, preferences, rights and restrictions as may be established by the Board of Directors.

       Additionally, each share of the Company's Class A, B and C common stock outstanding prior to the Offering was canceled and exchanged for one share each of the Company's new no par value common stock. The Recapitalization also caused each share of the Company's Series A Preferred Stock held in the treasury before the Offering to be canceled, and provided for the redemption and cancellation of the Company's Series B and Series C Preferred Stock at their par values of $10 per share plus accrued and unpaid dividends, aggregating approximately $2.7 million.

7.  WARRANTS AND OPTIONS

     Warrants

       Warrants outstanding at June 30, 1998 permit the holders to purchase an aggregate of 25,000 shares of common stock for an exercise price of $2.54 per share. These warrants expire June 30, 2002.

     Stock Option Plan

       In September 1995, the Company's stockholders approved the 1995 Amended and Restated Employee and Consultant Equity Plan (the "Option Plan") and authorized the reservation of up to 600,000 shares of the Company's common stock for issuance under this plan. The Company's stockholders also authorized an increase of 750,000 additional shares for issuance under the Option Plan during the fiscal 1997 annual stockholder meeting. The Option Plan replaced the amended and restated 1985 Incentive Compensation Plan (the "1985 Plan"). The Option Plan provides for the granting of options to purchase shares of the Company's common stock to officers, directors, employees and consultants of the Company. Options issued under the Option Plan may be qualified or non-qualified grants. The exercise price of qualified option grants cannot be less than 100% of the fair market value of the shares on the date of grant. Options generally vest over a three-year period and generally expire between five to ten years from the date of grant.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

       The following is a summary of option transactions and exercise prices for the periods presented:

                                                       PRICE PER SHARE
                                                -------------------------------
                                                 WEIGHTED
                                    OPTIONS       AVERAGE           RANGE
                                  -----------   ----------   ------------------
                                  (amounts in thousands, except per share data)
Outstanding at June 30, 1995           62         $ 1.63         $1.00 to $3.00
Granted                               294         $ 7.84        $7.50 to $10.00
Exercised                             (27)        $ 2.45         $1.00 to $3.00
                                  -----------   ----------   ------------------
Outstanding at June 30, 1996          329         $ 7.11        $1.00 to $10.00
Granted                               349         $11.18        $9.50 to $13.00
Exercised                             (23)        $ 1.33         $1.00 to $7.50
Canceled                              (43)        $ 9.67        $7.50 to $11.00
                                  -----------   ----------   ------------------
Outstanding at June 30, 1997          612         $ 9.47        $1.00 to $13.00
Granted                               341         $ 7.27        $4.56 to $14.75
Canceled                             (330)        $ 9.54        $1.00 to $13.00
Exercised                             (50)        $ 6.92         $1.00 to $9.00
                                  -----------   ----------   ------------------
Outstanding at June 30, 1998          573         $ 7.24        $1.00 to $13.00
                                  ===========   ==========   ==================
Exercisable at June 30, 1998          123         $ 5.32        $1.00 to $13.00
                                  ===========   ==========   ==================

       Options exercisable at June 30, 1998 include 3,334 options issued under the 1985 Plan exercisable at $1.00 per share which expire in June 2005. The remaining options exercisable at June 30, 1998 are exercisable at a weighted average price of $5.71 per share and expire from November 2000 through February 2008.

       No compensation cost has been recognized for options granted under the Option Plan as the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Stock Based Compensation" ("SFAS 123") during fiscal 1997. Under SFAS 123, compensation cost of $915,000 and $1.1 million would have been recorded in fiscal 1997 and 1998, respectively, for the Company's Option Plan based upon the fair value of the option awards. Earnings (loss) per share would have been $0.22 and ($2.75) in fiscal 1997 and 1998, respectively, under SFAS 123. No compensation cost would have resulted in fiscal 1996. The fair value determination was calculated using the Black-Scholes option pricing model to value all stock options granted since July 1, 1994, using the following assumptions, and assuming no dividends:

                            WEIGHTED AVERAGE                     EXPECTED
                           RISK FREE INTEREST      EXPECTED      LIFE OF
  FISCAL YEAR ISSUED               RATE           VOLATILITY     OPTIONS
----------------------     ------------------     ----------     --------
         1994                      4.6%               -  %          3
         1995                      5.0                -             7
         1996                      6.0               64.3           7
         1997                      6.7               59.4           7
         1998                      5.9               69.2           6

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   COMMITMENTS AND CONTINGENCIES

       The Company leases certain office facilities and other equipment under noncancelable leases for terms ranging from one to six years with certain renewal options. Future minimum lease payments under these leases for the next five years are as follows:

                                                CAPITAL      NONCANCELABLE
                                                LEASES      OPERATING LEASES
                                                -------     ----------------
                                                  (amounts in thousands)
       1999                                     $ 1,915            $2,649
       2000                                       1,840             2,213
       2001                                       1,651             1,551
       2002                                         718               899
       2003                                         172               724
                                                -------     ----------------
       Total minimum lease payments               6,296            $8,036
                                                            ================
       Less amount representing interest            483
                                                -------
       Present value of net minimum future      $ 5,813
                                                =======

       Total rent expense under cancelable and noncancelable operating leases amounted to $3.4 million, $4.7 million and $5.4 million for fiscal 1996, 1997 and 1998, respectively, including rent expense on equipment which is subleased to patients and included in patient care costs of $1.5 million, $1.8 million and $1.5 million, respectively.

       The Company has employment agreements with four officers which expire through July 2001. These agreements provide for, among other things, total annual base compensation of $751,000.

       The Company maintains medical malpractice and general liability insurance coverage through non-captive insurance companies. Additionally, the Company has self-insurance trusts for employee health insurance and workers compensation claims in certain states. The Company establishes reserves for claims incurred during the fiscal year but not reported until subsequent fiscal periods.

       On February 19, 1998, a shareholder commenced litigation against the Company and certain named officers of the Company. In the lawsuit, entitled Koenig v. Feldman, et al. which was filed in the United States District Court
-------------------------
for the Eastern District of Pennsylvania, the plaintiff alleges that the defendants, in violation of federal securities laws, engaged in a scheme to artificially inflate and maintain the market price of the Company's common stock by, among other things, making false and misleading statements or failing to disclose material facts in documents filed with the Securities and Exchange Commission or in press releases issued by the Company, particularly with respect to the Company's efforts to obtain timely payment for the Company's products and services and the Company's termination of business with certain

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

managed care companies. The plaintiff, who filed the lawsuit on behalf of himself and all others similarly situated, seeks certification of the lawsuit as a class action on behalf of all persons who purchased the Company's common stock between September 3, 1997 and February 16, 1998. The Company believes that the lawsuit is without merit and is vigorously defending itself. A motion filed by the Company to dismiss the lawsuit is currently pending with the court.

     On June 8, 1998, certain former owners of a business acquired by the Company commenced litigation against the Company and certain named officers of the Company. This lawsuit was filed in federal court in Boston, Massachusetts. Among other claims, the plaintiffs allege that delays in the issuance and registration of shares pursuant to a formula in a Subscription Agreement between the former owners and the Company has resulted in damages, including a loss in excess of $1 million. The claims are for breach of contract, breach of good faith and fair dealing, misrepresentation, fraudulent inducement and violation of the Massachusetts Unfair and Deceptive Trade Practices Act. As relief, the plaintiffs seek specific performance of the Subscription Agreement, consequential damages resulting from the alleged breaches, a declaratory judgment, punitive damages for the fraud base claims and an award of costs and attorneys fees. The Company intends to vigorously defend against these claims, and has filed a motion to dismiss or alternatively to transfer the action, which is presently pending with the Court.

     Certain former owners of businesses acquired by the Company have commenced or threatened legal proceedings against the Company for non-payment of certain amounts in connection with the acquisitions, payment of which is prohibited by the Company's senior credit facility. See note 5.

     The Company is a party to certain other legal actions arising in the ordinary course of business.

     The Company believes it has adequate legal defenses and/or insurance coverage for the above actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

9.   EMPLOYEE BENEFIT PLANS

     The Company terminated its profit-sharing plan during fiscal 1998. As a result, participants' account balances under the plan became fully-vested immediately. The Company is in the process of distributing the assets to the plan participants and is not entitled to receive any distributions or residual balance under the plan.

     The Company provides a defined contribution 401(k) plan available to substantially all employees who become eligible to participate in the plan. The Company does not make contributions under this plan.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. INCOME TAXES

     The provision (benefit) for income taxes for the following fiscal years consisted of:

                                   1996       1997       1998
                                  ------     ------     -------
                                       (amounts in thousands)
Currently payable (receivable):
  Federal                         $2,084     $2,274     $(1,294)
  State                              341        132          16
                                  ------     ------     -------
                                   2,425      2,406      (1,278)
                                  ------     ------     -------
Deferred:
  Federal                            (78)      (202)     (2,963)
  State                               49        (17)        (75)
                                  ------     ------     -------
                                     (29)      (219)     (3,038)
                                  ------     ------     -------
                                  $2,396     $2,187     $(4,316)
                                  ======     ======     =======

     A reconciliation of the U.S. Federal income tax rate to the effective tax rate is as follows:

                                            1996     1997     1998
                                            ----     ----     ----
U.S. Federal income tax rate                 34%      34%     (34%)
State income taxes, net of Federal income
  tax benefit                                 5        3        1
Other, principally nondeductible goodwill     3        7       18
                                            ----     ----     ----
Effective income tax rate                    42%      44%     (15%)
                                            ====     ====     ====

     Deferred tax assets (liabilities) were comprised of the following:

                                                   1997        1998
                                                 -------     -------
                                                 (amounts in thousands)
        Accounts receivable                      $ 1,786     $ 2,153
        Net operating losses                          50       1,045
        Depreciation and amortization                  -         398
        Restructuring and other nonrecurring           -         241
        Other                                        256         160
                                                 -------     -------
          Gross deferred tax assets                2,092       3,997
                                                 -------     -------
        Depreciation and amortization             (1,269)          -
        Other                                        (73)        (73)
                                                 -------     -------
          Gross deferred tax liabilities          (1,342)        (73)
                                                 -------     -------
        Valuation allowance                          (50)     (1,045)
                                                 -------     -------
            Net deferred tax asset               $   700     $ 2,879
                                                 =======     =======

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Deferred tax assets and liabilities included in the balance sheets as of the periods presented were as follows:

                                                      1997            1998
                                                     ------          ------
                                                     (amounts in thousands)
        Net deferred tax assets, current             $1,973          $2,486
        Net deferred tax assets, noncurrent               -             393
        Net deferred tax liabilities, noncurrent      1,273               -
                                                     ------          ------
          Net deferred tax asset                     $  700          $2,879
                                                     ======          ======

     At June 30, 1998, certain of the Company's subsidiaries had state net operating loss ("NOLs") carryforwards aggregating $19.7 million with varying expiration dates. The Company has recorded a full valuation allowance against these NOLs.

11. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information

                                                       1996     1997     1998
                                                      -------  -------  ------
                                                        (amounts in thousands)
Cash paid during the year for:
  Interest                                            $ 1,646  $ 3,274  $8,028
                                                      =======  =======  ======
  Income taxes                                        $ 1,433  $ 2,135  $  696
                                                      =======  =======  ======
Noncash investing and financing activities:
  Accrued dividends on preferred stock                $    67  $     6       -
                                                      =======  =======  ======
  Capital lease obligations incurred                  $   895  $ 1,433  $2,222
                                                      =======  =======  ======
  Issuance of warrants in connection with debt        $ 1,192        -       -
                                                      =======  =======  ======
  Conversion of subordinated note to stock            $ 3,000        -       -
                                                      =======  =======  ======
  Write-off of Series C preferred stock discount      $   787        -       -
                                                      =======  =======  ======
Acquisitions:
  Assets acquired and amounts paid to former
    owners                                            $24,828  $61,457  $1,835
  Less:
    Liabilities assumed and acquisition costs           2,391   11,335       -
    Issuance of subordinated seller notes and
      subordinated convertible note                     5,400    6,201       -
    Issuance of common stock                            1,275    6,379       -
    Capital lease obligations assumed                      69        -       -
                                                      -------  -------  ------
      Cash paid, net of cash acquired                 $15,693  $37,542  $1,835
                                                      =======  =======  ======

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                             1996        1997       1998
                                            -------     ------     ------
                                               (amounts in thousands)
Conversion of HHSI convertible notes
  into the Company's common stock:
    Common stock, no par                          -      2,042          -
    Additional paid-in capital                    -       (104)         -
                                            -------     ------     ------
                                                  -     $1,938          -
                                            =======     ======     ======
Exchange of HHSI preferred stock for
  the Company's common stock                      -     $1,250          -
                                            =======     ======     ======

Recapitalization:
  Class A and B common stock                $  (280)         -          -
  Class C common stock                       (1,217)         -          -
  Redeemable Class B common stock              (500)         -          -
  Additional paid-in capital                 (3,504)         -          -
  Treasury stock                                291          -          -
  Redeemable common stock, no par value         500          -          -
  Common stock, no par value                  4,713          -          -
                                            -------     ------     ------
                                                  -          -          -
                                            =======     ======     ======

12. FOURTH QUARTER EVENTS

     The fourth quarter of fiscal 1998 included a pre-tax provision of $1.2 million for accounts receivable due from the Allegheny Health, Education and Research Foundation ("AHERF") which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in July 1998. Due to the uncertainty of the outcome of AHERF's bankruptcy proceedings, the Company recorded a reserve for the entire amount of the pre-bankruptcy receivable. The Company is reimbursed by AHERF for post-bankruptcy services on a pre-pay basis. This amount is included in provision for doubtful accounts in the accompanying 1998 consolidated statement of operations.

     The fourth quarter of fiscal 1998 also included a $1.5 million charge in connection with the Company's restructuring initiatives. See note 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       The Company had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item is incorporated herein by reference to the Company's proxy statement to be filed with respect to the 1998 annual meeting of stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this report:

           (1) Financial Statements:                                 Page Number

               Report of Independent Accountants                          50
               Consolidated Balance Sheets as of June 30, 1997
                 and 1998                                                 51
               Consolidated Statements of Operations for the fiscal
                 years ended June 30, 1996, 1997 and 1998                 52
               Consolidated Statements of Cash Flows for the fiscal
                 years ended June 30, 1996, 1997 and 1998                 53
               Consolidated Statements of Stockholders' Equity for
                 the fiscal years ended June 30, 1996, 1997 and 1998      54
               Notes to Consolidated Financial Statements                 55

           (2) Financial Statement Schedules:

               Report of Independent Accountants                          S-1
               Schedule II - Valuation and Qualifying Accounts for
                 each of the three years in the period ended
                 June 30, 1998                                            S-2
           (3) Exhibits:

               The exhibits filed with this report are listed in the exhibit index on page 73.

       (b) Current Reports on Form 8-K:

           The Company did not file a report on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 1998.

                                        HOME HEALTH CORPORATION OF AMERICA, INC.

                                        By: /s/ Bruce J. Feldman
                                           -------------------------------------
                                           Bruce J. Feldman,
                                           President and Chief Executive Officer

                               POWER OF ATTORNEY

     The Registrant and each person whose signature appears below hereby appoint Bruce J. Feldman and David S. Geller as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually, and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on September 24, 1998.


     Signature                              Title
--------------------            -------------------------------

/s/ Bruce J. Feldman            President, Chief Executive Officer,
------------------------        Director and Chairman of the Board
Bruce J. Feldman                (principal executive officer)


/s/ David S. Geller             Chief Financial Officer
------------------------        (principal financial and accounting officer)
David S. Geller


/s/ G. Michael Bellenghi        Director
------------------------
G. Michael Bellenghi


/s/ Harvey Machaver             Director
------------------------
Harvey Machaver


/s/ Donald Glecklen             Director
------------------------
Donald Glecklen

                                 EXHIBIT INDEX
(a) EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   ------------------------------------------------------------------
(a)     3.1   Amended and Restated Articles of Incorporation of the Company.
(a)     3.2   Amended and Restated Bylaws of the Company.
(b)    10.1   Stock Purchase Agreement among HHCA, Home Health Corporation of
                New Hampshire, Randy DiSalvo, R.S.D. Management Services, Inc.,
                Nursing Services Home Care, Inc. and Nursing Services Home Care,
                Ltd.
(c)    10.2   Asset Acquisition Agreement Among Home Health Corporation of
                America, Inc. and its Nominees, LHS Holdings, Inc., Liberty
                Health Services, Inc., Nurses Today M/C, Inc. and Mark H.
                O'Brien .
(c)    10.3   Asset Acquisition Agreement Among Home Health Corporation of
                America, Inc. and its Nominees, PDN, Inc., Medical I.V., Inc.
                and Mark H. O'Brien.
(c)    10.4   Indemnification Agreement Among Home Health Corporation of
                America, Inc. and its Nominees, LHS Holdings, Inc., Liberty
                Health Services, Inc., Nurses Today M/C, Inc., PDN, Inc.,
                Medical I.V., Inc. and Mark H. O'Brien.
(a)    10.5   Asset Acquisition Agreement among Home Care Medical Supply and
                Equipment, Inc., Alpha Home Care Services, Inc., Joel Schreiber,
                and Joseph J. D'Alessandro, including schedules and exhibits thereto.
(a)    10.6   Subordination Agreement among CoreStates Bank, N.A., Summit
                Ventures II, L.P., Summit Investors II, L.P., CoreStates
                Enterprise Fund, and Alpha Home Care Services, Inc.
(a)    10.7   Stock Purchase Agreement by and between Home Health Corporation of
                Delaware, Inc., William Moses, Milton Altshuler, Steven R.
                Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
(a)    10.8   Asset Acquisition Agreement between HHCDME, Inc., and Master
                Medical Supply Co., Inc., relating to Delaware Acquisition.
(a)    10.9   Asset Acquisition Agreement between HHCD, Inc., and Professional
                Home Health Care Agency, Inc., relating to Delaware Acquisition.
(a)   10.10   Indemnification Agreement relating to Delaware Acquisition.
(a)   10.11   Agreement among Home Health Care Corporation of Delaware, Inc.,
                HHCD, Inc., HHCDME, Inc., Master Medical Supply Co., Inc.,
                Professional Home Health Services, Inc., Professional Home
                Health Care Agency, Inc., William Moses, Andra H. Moses, Steven
                R. Altshuler, and Jane Altshuler, relating to Delaware
                Acquisition.
(a)   10.12   Full Payment Guaranty of the Company relating to Delaware
                Acquisition.
(a)   10.13   Subordination Agreement among CoreStates Bank, N.A., Summit
                Ventures II, L.P., Summit Investors II, L.P., CoreStates
                Enterprise Fund, and parties to Delaware Acquisition transaction documents.
(a)   10.14   Separation Agreement among Home Health Corporation of America,
                Inc., Home Health Corporation of Delaware, Inc., HHCD, Inc.,
                HHCDME, Inc., Steven R. Altshuler, Jane E. Altshuler, William W.
                Moses and Andra H. Moses
(a)   10.15   Asset Purchase Agreement between Pennsylvania Home Care, Inc. and
                Healthcare Professionals, Inc.


(d)   10.16   Third Amended and Restated Credit Agreement.
(e)   10.17   Amendment No. 1 to the Third Amended and Restated Credit
                Agreement.
(a)   10.18   Lease between the Company and Swedeland Road Corporation, relating to the Company's principal executive offices.
(a)   10.19   Employment Agreement between the Company and Bruce J. Feldman. *
      10.20   Employment Agreement between the Company and David S. Geller. *
      10.21   Employment Agreement between the Company and James J. Swiniuch. *
      10.22   Employment Agreement between the Company and Joseph Grilli.  *
(a)   10.23   1995 Employee and Consultant Equity Plan. *
(a)   10.24   1984 Employee Stock Option Plan (Qualified and Non-Qualified), as
                amended and restated. *
(a)   10.25   Consent and Amendment to Note and Stock Purchase Agreement, dated
                September 29, 1995, among the company, certain subsidiaries of the Company, Summit Ventures II, L.P., Summit Investors II, L.P.
(a)   10.26   Subordination Agreement, dated September 29, 1995, among
                CoreStates Bank, N.A., Summit Ventures II, L.P., Summit
                Investors II, L.P., Summit Subordinated Debt Fund, L.P.,
                CoreStates Enterprise Fund and Preferred Diagnostic Services,
                Inc.
(a)   10.27   Asset Acquisition Agreement among the Company, Home Health
                Corporation of America, Inc. -Tampa, Preferred Diagnostic &
                Medical Services, Inc., Preferred Diagnostic Services, Inc., G&S
                Industries, Inc., and Joel M. Grossman, Jeffrey Grossman, Joseph
                Sterensis, Barbara Sterensis and Richard Levitt.
(a)   10.28   Registration Rights Agreement, dated September 28, 1995, among the
                Company, a subsidiary of the Company, Preferred Diagnostic &
                Medical Services, Inc. and Preferred Diagnostic Services, Inc.
(f)   10.29   Amended and Restated Agreement and Plan of Merger among Home
                Health Corporation of America, Inc., HHCA Acquisition
                Corporation, Inc. and U.S. HomeCare Corporation.
(g)   10.30   Termination of Amended and Restated Agreement and Plan of Merger
                among Home Health Corporation of America, Inc., HHCA Acquisition
                Corporation, Inc. and U.S. HomeCare Corporation.
(g)   10.31   Amendment No. 3 to Third Amended and Restated Credit Agreement.
(h)   10.32   Amendment No. 4 to Third Amended and Restated Credit Agreement.
      10.33   Amendment No. 5 to Third Amended and Restated Credit Agreement.
      11.1    Computation of basic earnings (loss) per share for each of the three years in the period ended June 30, 1998.
      11.2    Computation of diluted earnings (loss) per share for each of the three years in the period ended June 30, 1998.
      23.1    Consent of Independent Accountants
      27.1    Financial data schedule for fiscal 1998.
      27.2    Financial data schedule for fiscal 1997 (amended).
      27.3    Financial data schedule for fiscal 1996 (amended).

----------
(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-96888) dated November 8, 1995, as amended.

(b) Incorporated by reference to the Company's Form 10-Q dated September 30, 1996 and filed November 14, 1996.
(c) Incorporated by reference to the Company's Form 8-K dated January 10, 1997 and filed January 24, 1997.
(d) Incorporated by reference to the Company's Form 10-Q dated March 31, 1997 and filed May 14, 1997.
(e) Incorporated by reference to the Company's Form 10-K/A dated June 30, 1997 and filed October 28, 1997.
(f) Incorporated by reference to the Company's Form 8-K dated September 26, 1997 and filed October 7, 1997.
(g) Incorporated by reference to the Company's Form 10-Q dated December 31, 1997 and filed February 17, 1998.
(h) Incorporated by reference to the Company's Form 10-Q/A dated March 31, 1998 and filed June 3, 1998.
*    Represents management contract or compensatory plan

                   REPORT OF INDEPENDENT ACCOUNTANTS ON THE
                         FINANCIAL STATEMENT SCHEDULE


Our audits of the consolidated financial statements referred to in our report dated September 2, 1998, except for paragraph 1 of note 5, for which the date is September 23, 1998, appearing on page 50 of this Form 10-K, also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

2400 Eleven Penn Center
Philadelphia, Pennsylvania
September 2, 1998, except for paragraph 1 of note 5, For which the date is September 23, 1998

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998

                            (AMOUNTS IN THOUSANDS)

                                                         DESCRIPTION
                                    ----------------------------------------------------
                                    BALANCE AT      CHARGED
                                    BEGINNING    TO COSTS AND                BALANCE AT
                                     OF YEAR       EXPENSES     DEDUCTIONS   END OF YEAR
                                    ----------   ------------   ----------   -----------
             1998
-------------------------------
Allowance for doubtful accounts      $10,847        $7,271        $5,931       $12,187
Income tax valuation allowance            50           995             -         1,045

             1997
-------------------------------
Allowance for doubtful accounts        5,656         8,431         3,240        10,847
Income tax valuation allowance            50             -             -            50

             1996
-------------------------------
Allowance for doubtful accounts        4,360         3,464         2,168         5,656
Income tax valuation allowance            50             -             -            50
Inventory valuation allowance             40             -            40             -