Form 10-Q
period 1998-09-30
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1998-11-16
CIK 1000685

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
         (Mark One)

    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                        or

    (   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


     For the transition period from ___________________ to ___________________


                         Commission File Number: 0-26938

                    HOME HEALTH CORPORATION OF AMERICA, INC.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                            23-2224800
---------------------------------------    -------------------------------------
       (State or other jurisdiction of     (IRS Employer Identification Number)
        incorporation or organization)


          2200 Renaissance Boulevard
                  Suite 300
             King of Prussia, PA                         19406
-----------------------------------             ----------------------
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

                                    YES      [ X ]     NO     [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

         Class                           Outstanding at November 1, 1998
-----------------------------     ---------------------------------------------
Common stock, no par value                           9,873,664


Exhibit index is located on page 19

            HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------

PART I:  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations for the three
            months ended September 30, 1997 and 1998                         3

          Condensed Consolidated Balance Sheets as of June 30, 1998
            and September 30, 1998                                           4

          Condensed Consolidated Statements of Cash Flows for the three
            months ended September 30, 1997 and 1998                         5

          Notes to Unaudited Condensed Consolidated Financial Statements     6

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            8

  Item 3. Quantitative and Qualitative Disclosures About Market Risk        16


PART II:   OTHER INFORMATION

  Item 1. Legal Proceedings                                                 17

  Item 3. Defaults Upon Senior Securities                                   17

  Item 6. Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                  18

EXHIBIT INDEX                                                               19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

            HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (in thousands, except per share data)


                                                                           Three months ended
                                                                              September 30,
                                                               --------------------------------------------
                                                                      1997                      1998
                                                                      ----                      ----
Net revenues...............................................         $     47,046              $     33,844

Operating costs and expenses:
    Patient care costs:
        Professional care and product costs................               21,212                    16,564
        Depreciation on equipment held for rental..........                  716                       887
                                                               ------------------         -----------------
            Total patient care costs.......................               21,928                    17,451

    General and administrative.............................               17,409                    15,755
    Provision for doubtful accounts........................                1,472                    19,191
    Depreciation...........................................                  503                       700
    Amortization...........................................                  751                       668
    Interest, net..........................................                1,839                     2,161
                                                               ------------------         -----------------
           Total operating costs and expenses..............               43,902                    55,926
                                                               ------------------         -----------------

Income (loss) before income taxes..........................                3,144                   (22,082)

Provision for income taxes.................................                1,116                         -
                                                               ------------------         -----------------

          Net income (loss)................................         $      2,028              $    (22,082)
                                                               ==================         =================

Other data, including per share data:
   Basic per share data:
        Weighted average shares outstanding................                9,149                     9,766
                                                               ==================         =================
        Earnings (loss) per share..........................         $       0.22              $      (2.26)
                                                               ==================         =================

   Diluted per share data:
        Weighted average shares outstanding................                9,301                     9,766
                                                               ==================         =================
        Earnings (loss) per share..........................         $       0.22              $      (2.26)
                                                               ==================         =================

See accompanying notes to unaudited condensed consolidated financial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                (in thousands)


                                                                                   June 30,            September 30,
                          ASSETS                                                     1998                  1998
                          ------                                              ------------------   --------------------
Current assets:
   Cash and cash equivalents.................................................          $  1,639               $  3,465
   Accounts  receivable,  net of allowance  for doubtful  accounts of $12,187
        and $29,812, respectively............................................            58,908                 41,428
   Inventories...............................................................             2,257                  1,739
   Prepaid expenses and other current assets.................................             7,918                  5,337
                                                                                       --------               --------
        Total current assets.................................................            70,722                 51,969

Property and equipment, net..................................................            16,736                 15,476
Goodwill, net................................................................            46,803                 47,579
Other assets, net............................................................             2,578                  3,966
                                                                                       --------               --------
              Total assets...................................................          $136,839               $118,990
                                                                                       ========               ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
    Current maturities of long-term debt.....................................          $  4,211               $ 88,041
    Accounts payable.........................................................             6,796                  6,557
    Accrued salaries and related employee benefits...........................             4,396                  4,446
    Restructuring and other nonrecurring liabilities.........................             3,667                  2,949
    Other current liabilities................................................             3,270                  6,050
                                                                                       --------               --------
       Total current liabilities.............................................            22,340                108,043

Long-term debt, net of current portion.......................................            85,311                  3,844
Other noncurrent liabilities.................................................             3,095                  3,090
Commitments and contingencies................................................                 -                      -

Stockholders' equity:
    Preferred stock  (undesignated),  no par value, 10,000 shares authorized;
      no shares issued and outstanding.......................................                 -                      -
    Common  stock,  no par value,  20,000 shares  authorized;  9,856 and 9,858 shares issued, 9,764 and 9,766 outstanding, respectively................
                                                                                         44,296                 44,298
    Accumulated deficit......................................................           (18,203)               (40,285)
                                                                                       --------               --------
        Total stockholders' equity...........................................            26,093                  4,013
                                                                                       --------               --------
             Total liabilities and stockholders' equity......................          $136,839               $118,990
                                                                                       ========               ========

See accompanying notes to unaudited condensed consolidated inancial statements.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (in thousands)


                                                                             Three months ended September 30,
                                                                      -----------------------------------------------
                                                                              1997                      1998
                                                                      ---------------------      --------------------
Cash flows provided by operating activities:
   Net income (loss)...............................................               $  2,028                  $(22,082)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization................................                  2,072                     2,255
      Provision for doubtful accounts..............................                  1,472                    19,191
      Other........................................................                      -                       110
   Net changes in certain assets and liabilities:
      Accounts receivable..........................................                 (2,609)                   (1,711)
      Inventories..................................................                    (65)                      518
      Prepaid expenses and other current assets....................                    223                     2,581
      Accounts payable, accrued expenses and other current
        liabilities................................................                    252                       148
     Restructuring and other nonrecurring liabilities..............                      -                      (836)
                                                                                    ------                   -------
        Net cash flows provided by operating activities............                  3,373                       174
                                                                                    ------                   -------

Cash flows used in investing activities:
   Purchases of property and equipment.............................                   (844)                     (350)
   Other, net......................................................                   (144)                     (249)
                                                                                    ------                   -------
        Net cash flows used in investing activities................                   (988)                     (599)
                                                                                    ------                   -------

Cash flows provided by (used in) financing activities:
   Proceeds from long-term debt....................................                      -                     2,650
   Repayments of long-term debt....................................                 (1,784)                     (401)
   Proceeds from issuance of common stock..........................                    169                         2
                                                                                    ------                   -------
        Net cash flows provided by (used in) financing
          activities...............................................                 (1,615)                    2,251
                                                                                    ------                   -------

Net increase in cash and cash equivalents..........................                    770                     1,826
Cash and cash equivalents, beginning of period.....................                    464                     1,639
                                                                                    ------                   -------
Cash and cash equivalents, end of period...........................               $  1,234                  $  3,465
                                                                                    ======                   =======



See accompanying notes to unaudited condensed consolidated financial statements.

            HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Home Health Corporation of America, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, although the June 30, 1998 condensed consolidated balance sheet was derived from audited financial statements, it does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 1999. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   Earnings Per Share

         The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," during the second quarter of fiscal 1998. Earnings per share and common shares outstanding for the quarter ended September 30, 1997 have been restated for comparative purposes. The following table indicates a reconciliation of the numerator and denominator in calculating earnings (loss) per share for the periods presented:


                                                                                  For the three months ended
                                                                                        September 30,
                                                                           ----------------------------------------
                                                                                 1997                  1998
                                                                           ------------------    ------------------
                                                                                   (amounts in thousands)
Net income  (loss) used for  calculation  of basic and  diluted  earnings
    (loss) per share...................................................         $ 2,028             $ (22,082)
                                                                           ==================    ==================

Weighted average number of common shares outstanding used for
    calculation of basic earnings (loss) per share.....................           9,149                 9,766
Stock options and warrants assumed outstanding during the
    period.............................................................             152                     -
                                                                           ------------------    ------------------
Weighted average number of common shares used for calculation of diluted
    earnings (loss) per share..........................................           9,301                 9,766
                                                                           ==================    ==================

            HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

3.  Credit Facility

         As of September 30, 1998, the Company failed to comply with certain financial covenants set forth in its senior credit facility, as amended (the "Credit Facility"). As a result, an event of default has occurred. Additionally, unless the Company is able to amend the Credit Facility, the Company expects that it will fail to meet certain of the financial covenant requirements in future periods. As a result, the Company has classified the $83.4 million in outstanding indebtedness under the Credit Facility as a current liability in the accompanying unaudited condensed consolidated balance sheet at September 30, 1998. The Company is engaged in negotiations with its lenders as a result of the event of default and is reviewing its capital structure and seeking financing alternatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

4.  Income Taxes

         For the three months ended September 30, 1998, the Company recorded an income tax benefit of $7,331,000 offset by a valuation allowance of the same amount as the net income carryback amounts available for prior years were fully utilized as of June 30, 1998.

5.  Supplemental Cash Flow Information

         Supplemental disclosure of cash flow information for the periods presented:


                                                                     For the three months ended September 30,
                                                                     -----------------------------------------
                                                                           1997                   1998
                                                                     -----------------      ------------------
                                                                              (amounts in thousands)
         Non-cash investing and financing activities:
               Accrual of earnout liabilities related to
                    acquisitions..................................              $   -                  $1,389
                                                                     =================      ==================

6.  Adoption of Recent Accounting Pronouncements

         During the three months ended September 30, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company had no items of comprehensive income to disclose for the periods presented in these unaudited condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Outlook and Risks

         The Company is subject to significant external factors which could significantly impact its business, including changes in Medicare reimbursement, government fraud and abuse initiatives and other such factors which are beyond the control of the Company. Certain of these factors are discussed herein. Refer to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 for a discussion of these and additional factors which management believes may impact the Company. These factors, as well as future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends and management's current expectations.

Restructuring Initiatives

         In an effort to reduce operating costs and respond to the reductions in reimbursement under the Interim Payment System ("IPS") and Medicare oxygen reimbursement, the Company implemented a restructuring plan during fiscal 1998. This plan included cost reduction and office consolidation initiatives. Although the restructuring plan has reduced costs in fiscal 1999, management has determined that the restructuring plan also had certain negative impacts on operations. These impacts included decreases in Medicare nursing referrals and reductions in net product revenues due to a reduction in sales and hospital coordinator staff throughout the Company's regions as part of the restructuring plan. To address this issue, management reviewed the Company's operations and is in the process of increasing sales and hospital coordinator staff in certain of the Company's regions. Although management expects Medicare nursing referrals and net product revenues to increase as a result of these staffing increases, there can be no assurance the Company will be able to achieve the expected increases in net revenues or nursing referrals. Additionally, management expects staffing costs to increase before any increases in net revenues and nursing referrals are achieved. There can be no assurance that the Company will not need to implement additional cost reduction initiatives in the future or be able to reduce costs further without negatively impacting operations.

Results of Operations

          The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net revenues:

                                               Three months ended September 30,
                                               -------------------------------
                                                  1997                1998
                                               ---------------   -------------
   Net revenues..............................      100.0 %           100.0 %
   Operating costs and expenses:
        Patient care.........................       46.6              51.6
        General and administrative...........       37.0              46.6
        Provision for doubtful accounts......        3.1              56.7
        Depreciation.........................        1.1               2.1
        Amortization.........................        1.6               2.0
        Interest, net........................        3.9               6.3
                                                     ---           -------
   Income (loss) from operations.............        6.7             (65.3)
   Provision (benefit) for income taxes......        2.4                 -
                                                     ---           -------
   Net income (loss).........................        4.3 %           (65.3)%
                                                     ===            ======

  Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

         Net revenues. Net revenues decreased to $33,844,000 for the three months ended September 30, 1998. This represented a decrease of ($13,202,000), or (28.1%), over the comparable prior fiscal period. The decrease in net revenues was comprised of a reduction in same-branch Medicare cost-reimbursed nursing and related patient service net revenues of (46.7%), or ($9,446,000), and a decline in same-branch net product revenues (durable medical equipment and respiratory and infusion therapy services) of (27.7%), or ($4,500,000), offset by an increase in same-branch non-Medicare nursing net revenues of 7.0%, or $744,000.

         The following table indicates the percentage of net revenues represented by each of the Company's services for the periods presented:

                                                Three months ended September 30,
                                               -------------------------------
                                                   1997              1998
                                               ---------------    -------------
     Nursing and related patient services:
         Medicare                                        43.1 %           31.9 %
         Non-Medicare                                    22.4             33.4
                                               ---------------    -------------
                                                         65.5             65.3
     Product services:
         Respiratory therapy                             17.5             16.1
         Infusion therapy                                 6.9              6.9
         Durable medical equipment                       10.1             11.7
                                               ---------------    -------------
                 Total                                  100.0 %          100.0 %
                                               ===============    =============

         The 46.7% decrease in Medicare cost-reimbursed nursing and related patient service net revenues during the three months ended September 30, 1998 was primarily a result of implementation of reduced reimbursement rates for the Company's eleven Medicare cost-reimbursed nursing agencies under IPS effective July 1, 1998 and decreased Medicare nursing visits of 46.5% compared to the three months ended September 30, 1997. The primary reasons for the decrease in Medicare nursing visits were (i) the impact of IPS on the Company's visit patterns; (ii) the impact of the reduction in hospital coordinator staff in connection with the Company's restructuring initiatives (see "Restructuring Initiatives"); and (iii) a general decline in Medicare nursing referrals from physicians due to recent initiatives by the Health Care Financing Administration ("HCFA"). Under the IPS reimbursement system, the Company is subject to per-visit and per-beneficiary reimbursement limits that limit the maximum reimbursement to be received per individual beneficiary per year from Medicare. Accordingly, implementation of these IPS limits has resulted in a decrease in visits due to a change in the Company's visit patterns. Additionally, management believes that ongoing initiatives by HCFA, which establish more rigid guidelines for physicians to prescribe homecare and penalties regarding Medicare referrals, have discouraged physicians from referring patients for homecare nursing and product services.

         Although the Company reduced Medicare nursing costs in connection with its previously announced restructuring initiatives, the decrease in Medicare nursing visits resulted in increased per-visit costs in excess of the IPS cost limits for certain of the Company's Medicare cost-reimbursed nursing agencies. This resulted in the Company's Medicare cost-reimbursed nursing agencies recording an approximate $3,000,000 loss for these unreimbursed costs during the three months ended September 30, 1998.

         The 27.7% decrease in net product revenues in the three months ended September 30, 1998 resulted principally from (i) the 25% reduction in Medicare oxygen reimbursement in January 1998; (ii) reductions in cross-selling opportunities as a result of the decrease in Medicare nursing visits during the three months ended September 30, 1998; (iii) reductions in sales staff in connection with the Company's restructuring initiatives (see "Restructuring Initiatives"); (iv) a general decline in physician referrals due to recent initiatives by HCFA; and (v) reductions in managed care and other third-party payor net revenues due to various factors including (a) the Company ceasing to provide services and products to selected managed care companies due to their protracted payment terms, (b) reductions in reimbursement rates by certain managed care companies, and (c) the Company choosing not to renew contracts with certain managed care companies.

         The 7.0% increase in non-Medicare nursing services in the three months ended September 30, 1998 resulted principally from increased patient referrals for skilled nursing and other patient related services, principally related to pediatric services, offset by a decrease in unskilled nursing and other patient related services referrals. Total non-Medicare skilled and unskilled nursing visit and hourly volume increased 3.0% and decreased (5.7%) to 53,700 visits and 303,100 hours, respectively. Non-Medicare skilled nursing visit and hourly volume during this period increased 4.6% and 10.4% to 45,200 visits and 172,400 hours, respectively. Total non-Medicare unskilled visit and hourly volume during this period decreased (4.4%) and (21.0%) to 8,500 visits and 130,700 hours, respectively. In general, the Company receives higher reimbursement for its skilled nursing and other patient related services compared to unskilled nursing services.

         The Company may continue to experience decreases in its Medicare cost-reimbursed nursing net revenues as a result of decreased visits and reduced reimbursement under IPS. The Company may continue to experience decreases in its respiratory therapy services net revenues as a result of reductions on January 1, 1998 and 1999 in Medicare reimbursement for oxygen services. The Company may also continue to experience decreases in its net product revenues as a result of decreased cross-selling opportunities due to decreased Medicare cost-reimbursed nursing visits. Additionally, if the Company is unable to negotiate rate increases under certain managed care contracts and as managed care organizations and other payors continue to exert pricing pressure on the Company and other home health care providers, the Company may continue to experience decreases in its net revenues. Because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that the Company can increase net revenues from or maintain net revenues at the levels experienced in prior periods.

         Patient care costs. Patient care costs decreased to $17,451,000 for the three months ended September 30, 1998. This represented a decrease of ($4,477,000), or (20.4%), over the comparable prior fiscal period. This decrease was principally related to the decrease in net revenues of ($13,202,000). Patient care costs increased as a percentage of net revenues from 46.6% to 51.6% principally as a result of (i) the reduction in respiratory net revenues of ($2,795,000), or (33.9%), in connection with the reduction in Medicare reimbursement for oxygen services effective January 1, 1998 with no offsetting reduction in direct cost of oxygen products; (ii) unfavorable shifts in payor and product mix for certain of the Company's product services during the three months ended September 30, 1998 as compared to the comparable prior fiscal period resulting in a reduction in profitability of these products; and (iii) a lack of sufficient skilled nursing staff to provide non-Medicare nursing services resulting in increased direct costs of providing these services related to increased overtime and use of temporary staffing agencies.

         General and administrative. General and administrative expenses decreased to $15,755,000 for the three months ended September 30, 1998. This represented a decrease of ($1,654,000), or (9.5%), over the comparable prior fiscal period. This decrease was principally related to the Company's restructuring initiatives during the last half of fiscal 1998. Although general and administrative expenses decreased in the aggregate they increased as a percentage of net revenues from 37.0% to 46.6%. This was a result of net revenues for the three months ended September 30, 1998 decreasing at a faster rate than the decreases in these expenses. A certain portion of general and administrative expenses generally do not vary directly with increases or decreases in net revenues. General and administrative expenses are expected to increase in connection with the expected increase in sales and hospital coordinator staffing. See "Restructuring Initiatives."

         Provision for doubtful accounts. The provision for doubtful accounts was $19,191,000 for the three months ended September 30, 1998, which included
(i) $3,288,000 of additional provision for doubtful accounts recorded to comply with the Company's accounts receivable reserve policy prior to a change in calculation methodology; and (ii) a $14,442,000 nonrecurring provision in connection with changes in the Company's accounts receivable collection strategy and accounts receivable reserve calculation methodology during the quarter.

         Like many other health care providers, the Company's ability to collect its accounts receivable from managed care and other non-governmental payors has become subject to increasing difficulties. The Company had been following a strategy of meeting with certain of its larger managed care payors in attempting to collect its receivables for products and services supplied to their subscribers. However, in light of an unfavorable shift in the accounts receivable aging during the three months ended September 30, 1998, the continuing industry-wide difficulties in collecting from managed care and other non-governmental payors, and the Company's need to liquidate its receivables to generate cash for operations, management determined that further changes to its collection strategy were necessary. These changes involve more vigorous negotiations with these payors in an attempt to collect the related receivables, which ultimately may involve the Company recording discounts on these receivables. Additionally, due to the unfavorable shift in the accounts receivable aging during the three months ended September 30, 1998, the Company reviewed its methodology for determining its provision for doubtful accounts and determined it was necessary to increase the historical reserve percentages applied to the older accounts receivable aging categories.

         There can be no assurance that the provision for doubtful accounts will not have to be increased in the future as a result of further adverse market or payor conditions or further unfavorable shifts in the accounts receivable aging. See "Liquidity and Capital Resources."

         Depreciation. Depreciation expense increased to $700,000 for the three months ended September 30, 1998. This represented an increase of $197,000, or 39.2%, over the comparable prior fiscal period. This increase was related to depreciation on equipment purchased during the second through fourth quarters of fiscal 1998 and the first quarter of fiscal 1999 related principally to management information systems and improvements in networking capabilities.

          Amortization. Amortization decreased to $668,000 for the three months ended September 30, 1998. This represented a decrease of ($83,000), or (11.1%), over the comparable prior fiscal period. This decrease was attributable principally to the writedown of goodwill recorded during the second quarter of fiscal 1998.

         The Company will continue to evaluate the continuing value of goodwill. There can be no assurance that the remaining balance of goodwill of $47,579,000 at September 30, 1998 will not be reduced for possible impairments which may occur in the future as a result of sales or writeoffs of certain assets of the Company, office closures, changes in reimbursement or other issues which may negatively impact the Company.

         Interest, net. Interest, net, increased to $2,161,000 for the three months ended September 30, 1998. This represented an increase of $322,000, or 17.5%, over the comparable prior fiscal period. This increase principally resulted from the increase in indebtedness of $9,020,000 from September 30, 1997 as compared to September 30, 1998 and an increase in the weighted average interest rate during the three months ended September 30, 1998 from the comparable prior fiscal period.

         Provision for income taxes. For the three months ended September 30, 1998, the Company recorded an income tax benefit of $7,331,000 offset by a valuation allowance of the same amount as the net income carryback amounts available for prior years were fully utilized as of June 30, 1998.

Liquidity and Capital Resources

         Cash provided by operating activities was $174,000 for the three months ended September 30, 1998 compared to $3,373,000 for the comparable prior fiscal period. Expenditures for purchases of capital equipment were $350,000 for the three months ended September 30, 1998 compared with capital expenditures of $844,000 for the comparable prior fiscal period.

         As a result of the Company's classification of amounts outstanding under its Credit Facility aggregating $83,386,000 at September 30, 1998 as a current liability, the Company had a working capital deficiency of ($56,074,000) at September 30, 1998. See "Credit Facility" below. Excluding amounts outstanding under the Credit Facility at September 30, 1998, working capital decreased by ($21,070,000) to $27,312,000 at September 30, 1998 from $48,382,000 at June 30, 1998. The decrease principally resulted from a decrease in net accounts receivable of ($17,480,000) (see "Provision for doubtful accounts") and an increase in current liabilities of $2,317,000. The decrease in net accounts receivable resulted in a corresponding decrease in days net revenues outstanding from 137 at June 30, 1998 to 112 at September 30, 1998.

         The Company continues to be subject to difficulties in collecting its accounts receivable from managed care and other non-governmental payors. See "- Provision for doubtful accounts." There can be no assurance that the Company's change in collection strategy will result in significant collections of old accounts receivable or that further changes in strategy will not be necessary in the future. Additionally, a continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days net revenues outstanding could have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company's days net revenues outstanding will not increase if these payors continue to delay or deny payments to the Company for its services. Determining a provision for doubtful accounts requires management to make estimates and assumptions as of a point in time. Actual results could differ from these estimates. There can be no assurance that the provision for doubtful accounts will not have to be increased in the future as a result of further adverse market or payor conditions or further unfavorable shifts in the accounts receivable aging.

         Certain of the Company's Medicare cost-reimbursed nursing agencies receive periodic interim payments ("PIPs") from Medicare for nursing visits. PIP amounts represent an estimate of each agency's expected reimburseable costs for a specific fiscal period that are paid to the agency in 26 bi-weekly payments. Each agency submits quarterly reports to its Medicare Fiscal Intermediary (the "Intermediary") which are used to adjust the agency's PIP amounts to reflect revisions in the previously submitted number of visits and reimburseable costs. Generally, adjustments to PIP amounts occur on a retrospective basis after review of the quarterly reports filed with the Intermediaries. Due to this time lag, fluctuations in costs or visit trends during a quarterly period could result in an agency receiving reimbursement in excess of or less than its actual costs until the PIP amounts are adjusted to reflect the current cost and visit statistics.

         Certain of the Company's Medicare cost-reimbursed nursing agencies received excess reimbursement from Medicare during the three months ended June 30 and September 30, 1998 due to (i) the Company's cost reduction initiatives (refer to the Company's Annual Report on Form 10-K for the year ended June 30,
1998); (ii) decreases in Medicare nursing visits (see "Results of operations - Net revenues"); and (iii) IPS cost limit reductions effective July 1, 1998 with no corresponding reduction in the PIP amounts. Additionally, excess reimbursement resulted from certain Intermediaries' failure to reduce the PIP amounts after the Company's agencies timely filed their quarterly PIP reports. These overpayments aggregated $5.4 million at September 30, 1998 and are reflected as a reduction of accounts receivable in the accompanying unaudited condensed consolidated balance sheet. Generally the Intermediary requires the overpayments be offset against the PIPs within thirty days. An extended repayment period of 12 months may be granted by the Intermediary if requested by the agency. Any repayment period in excess of 12 months must be approved by HCFA. The Company is requesting extended repayment terms beyond twelve months for its overpayments. However, there can be no assurance the Company will receive extended repayment terms. The Company's inability to obtain extended repayment terms could have a material adverse effect on the Company's cash flows.

         Credit Facility

         Amounts outstanding under the Credit Facility aggregated $83.4 million at September 30, 1998 and $83.9 million at November 1, 1998. The Company failed to meet certain financial covenant requirements set forth in the Credit Facility as of September 30, 1998, and, as a result, an event of default has occurred. As a result, the Company classified the $83.4 million outstanding at September 30, 1998 under the Credit Facility as a current liability in the accompanying unaudited condensed consolidated balance sheet. Unless the Company is able to amend the Credit Facility, the Company expects that it will fail to meet certain of the financial covenant requirements in future periods.

         Pursuant to the terms of the Credit Facility, upon the occurrence of an event of default and upon notice to the Company, the lenders may terminate the Credit Facility and declare the entire unpaid balance of principal, interest, fees and all other amounts of indebtedness of the Company to the lenders to be immediately due and payable. No such notice has been received by the Company. However, the Company has been notified by its lenders that due to the existence of the event of default they will not make any advances to the Company under a $1.4 million Temporary Supplemental Loan Facility and the interest rate on the outstanding indebtedness will be increased.

         Amounts outstanding under the Credit Facility at September 30, 1998 bore interest at the weighted average interest rate of 8.8% per annum. Pursuant to the notification received from its lenders, effective November 5, 1998 the interest rate on the indebtedness will be calculated on the basis of the Base Rate plus the Applicable Margin (as defined by the Credit Facility). The weighted average interest rate would have been 9.75% at September 30, 1998 if interest had been calculated on such a basis. Additionally, due to the existence of the event of default pursuant to the terms of the Credit Facility, interest may be increased in the future by an additional 2% per annum. The Company is engaged in negotiations with its lenders as a result of the event of default. There can be no assurance that the Company will be able to successfully renegotiate the terms of the Credit Facility.

         Additionally, the Company is reviewing its future capital requirements and identifying its financing alternatives. These alternatives may include such actions as refinancing amounts outstanding under the Credit Facility and/or hiring an investment banker to assist the Company in reviewing its capital requirements and identifying financing alternatives. The Company's future capital requirements will depend upon the performance of the Company's business, as well as other factors that are not within the Company's control, including determination of repayment terms for PIP overpayments, competitive conditions and regulatory or other government actions. Additionally, in the event that the lenders under the Credit Facility demand immediate repayment of amounts outstanding and/or the Company is unable to successfully restructure the Company's indebtedness, then the Company may not be able to meet its obligations under the Credit Facility. These or other adverse events could impact the Company's ability to continue as a going concern.

          There can be no assurance that the Company's internally generated funds and funds from any financings will prove to be sufficient to fund the Company's operations.

Impact of Year 2000

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

Recent Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures in financial statements based on management's approach to segment reporting and industry requirements to report selected segment information, disclosures about products and services and major customers, on a quarterly basis. The Company will be required to adopt SFAS No. 131 during the last quarter of fiscal 1999. The impact of this new standard on the Company's future financial statements and disclosures has not been determined.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

         The status of the Company's derivative financial instruments as of June 30, 1998 is discussed in paragraph 4 of Note 5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998. A decrease of 5% to 10% in the three-month prevailing LIBOR rate in connection with the Company's interest rate swap agreement would not have a material adverse effect on the Company's results of operations, cash flows or financial position. There have been no significant decreases in the three-month prevailing LIBOR rate through September 30, 1998 nor any changes in the nature of the derivative instrument.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On June 8, 1998, Joseph Falkson, Susan Falkson, Michael Falkson and Peter Falkson, beneficial owners of more than 5% of the Company's common stock, commenced litigation against the Company and certain named officers of the Company. This lawsuit was filed in federal court in Boston, Massachusetts. As disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, the Company filed a motion to dismiss or alternatively to transfer the action. This motion was recently denied by the court. The Company is continuing to vigorously defend itself.

ITEM 3.  Defaults Upon Senior Securities

         The Company was in default under the terms of the Credit Facility at September 30, 1998, principally in connection with the violation of certain financial covenant requirements. Additionally, the Company expects to be in violation of certain of these financial covenant requirements in future periods. Amounts outstanding under the Credit Facility aggregated $83.9 million at November 1, 1998, which is the maximum amount of borrowings permitted under the Credit Facility. Pursuant to the terms of the Credit Facility, upon the occurrence of an event of default and notice to the Company, the lenders may terminate the Credit Facility and declare the entire unpaid balance of principal, interest, fees and all other amounts of indebtedness of the Company to the lenders to be immediately due and payable. No such notice has been received by the Company. However, the Company has been notified by its lenders that due to the existence of the event of default they will not make any advances to the Company under a $1.4 million Supplemental Temporary Loan Facility and interest on the indebtedness outstanding under the Credit Facility will be increased to the Base Rate plus the Applicable Margin (as defined by the Credit Facility). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility."

ITEM  6.      Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits filed with this report are listed in the exhibit index on page 19.

(b)      Reports on Form 8-K

         The registrant did not file a report on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HOME HEALTH CORPORATION OF AMERICA, INC.



Date:   November 16, 1998
                               /s/  David S. Geller
                               ---------------------------------------
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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
(a)      10.12  Full Payment Guaranty of the Company relating to Delaware
                 Acquisition.
(a)      10.13  Subordination Agreement among CoreStates Bank, N.A.,
                 Summit Ventures II, L.P., Summit Investors II, L.P.,
                 CoreStates Enterprise Fund, and parties to Delaware
                 Acquisition transaction documents.
(a)      10.14  Separation Agreement among Home Health Corporation of America,
                 Inc., Home Health Corporation of Delaware, Inc., HHCD, Inc., HHCDME, Inc., Steven R. Altshuler, Jane E. Altshuler, William
                 W. Moses and Andra H. Moses
(a)      10.15  Asset Purchase Agreement between Pennsylvania Home Care, Inc.
                 and Healthcare Professionals, Inc.
(d)      10.16  Third Amended and Restated Credit Agreement.
(e)      10.17  Amendment No. 1 to the Third Amended and Restated Credit
                 Agreement.

(a)      10.18  Lease between the Company and Swedeland Road Corporation, relating to the Company's principal executive offices.
(a)      10.19  Employment Agreement between the Company and Bruce J. Feldman. *
(i)      10.20  Employment Agreement between the Company and David S. Geller. *
(i)      10.21  Employment Agreement between the Company and James J. Swiniuch.*
(i)      10.22  Employment Agreement between the Company and Joseph Grilli.  *
(f)      10.23  Amended and Restated 1995 Employee and Consultant Equity Plan. *
(a)      10.24  1984 Employee Stock Option Plan (Qualified and Non-Qualified),
                 as amended and restated. *
(a)      10.25  Subordination Agreement, dated September 29, 1995, among
                 CoreStates Bank, N.A., Summit Ventures II, L.P., Summit Investors II, L.P., Summit Subordinated Debt Fund, L.P., CoreStates Enterprise Fund and Preferred Diagnostic Services, Inc.
(a)      10.26  Asset Acquisition Agreement among the Company, Home Health
                 Corporation of America, Inc. - Tampa, Preferred Diagnostic
                 & Medical Services, Inc., Preferred Diagnostic Services,
                 Inc., G&S Industries, Inc., and Joel M. Grossman, Jeffrey Grossman, Joseph Sterensis, Barbara Sterensis and Richard Levitt.
(g)      10.27  Amendment No. 3 to Third Amended and Restated Credit Agreement.
(h)      10.28  Amendment No. 4 to Third Amended and Restated Credit Agreement.
(i)      10.29  Amendment No. 5 to Third Amended and Restated Credit Agreement.
         11.1 Computation of basic and diluted earnings (loss) per share for the three months ended September 30, 1997 and 1998.
         27.1 Financial data schedule for the three months ended September 30, 1998.

-----------
(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-96888) dated November 8, 1995, as amended.
(b) Incorporated by reference to the Company's Form 10-Q dated September 30, 1996 and filed November 14, 1996.
(c) Incorporated by reference to the Company's Form 8-K dated January 10, 1997 and filed January 24, 1997.
(d) Incorporated by reference to the Company's Form 10-Q dated March 31, 1997 and filed May 14, 1997.
(e) Incorporated by reference to the Company's Form 10-K/A dated June 30, 1997 and filed October 28, 1997.
(f) Incorporated by reference to the Company's Proxy Statement filed January 14, 1998.
(g) Incorporated by reference to the Company's Form 10-Q dated December 31, 1997 and filed February 17, 1998.
(h) Incorporated by reference to the Company's Form 10-Q/A dated March 31, 1998 and filed June 3, 1998.
(i) Incorporated by reference to the Company's Form 10-K dated June 30, 1998 and filed September 24, 1998.
*    Represents management contract or compensatory plan