Form 10-K/A
period 1998-06-30
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1998-12-17
CIK 1000685

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-K/A

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

     The Company's business is impacted by extensive political, economic and regulatory influences, which continue to subject the health care industry in the United States to fundamental change. During fiscal 1998, significant changes to the Medicare system of reimbursement were enacted in connection with the Balanced Budget Act of 1997 (the "Budget Act"). The implementation of the Interim Payment System (the "IPS") for the Company's Medicare cost-reimbursed nursing agencies and reductions in Medicare oxygen services reimbursement rates which resulted from the Budget Act have had and are expected to continue to have an adverse impact on the Company's current and future operations. Recent legislation introduced into the U.S. Congress, if enacted, could result in additional changes in the system of Medicare reimbursement. The uncertainty of the outcome of additional legislative and regulatory changes facing the industry have had a significant impact on the industry. See "Industry Overview," "Payor Mix" and "Government Regulation."

     In an effort to reduce operating costs and respond to the above reductions in Medicare reimbursement, the Company implemented a restructuring plan during fiscal 1998. This plan, which included cost reduction and office consolidation initiatives, as well as management's assessment of the continuing value of goodwill under the changing reimbursement environment, resulted in pre-tax accounting charges aggregating $28.7 million during fiscal 1998 which were comprised of a writedown of goodwill of $23.5 million and restructuring costs of $5.2 million. Although the restructuring plan is expected to reduce costs, there can be no assurance the Company will be able to achieve the expected cost savings or synergies from the closing or consolidation of offices and other restructuring efforts or will be able to reduce costs without negatively impacting operations. In addition, while the Company has developed and implemented the restructuring initiatives in response to the adverse impact on the Company of implementation of provisions of the Budget Act, the Company cannot predict whether the cost reductions it implements will be sufficient to offset the reductions in net revenues expected from the impact of the Budget Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's growth objective under the current industry climate is to enhance its position as a provider of quality, cost-effective, comprehensive home health care services and products by: (i) offering payors access to comprehensive home health care services and products which are provided directly by the Company; (ii) cross-selling its services and products through Coordinated Care Centers (See "Coordinated Care Centers") and home-based evaluations of patient needs; (iii) developing managed care and other referral sources; and
(iv) expanding through acquisitions in existing and new markets as capital and other business constraints permit. See "Strategy."

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

     While the Company completed fourteen acquisitions in both existing and new markets between fiscal 1996 and 1997, it completed no acquisitions during fiscal 1998. As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisition. In addition, the Company is not permitted to engage in acquisitions without prior written consent of its senior lenders' under its senior credit facility (the "Credit Facility"). Additionally, the Company was notified on November 5, 1998 by its senior lenders that an event of default had occurred under the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions" and "- Liquidity and Capital Resources." Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate. See "Industry Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -Forward Outlook and Risks." The Company believes it will be positioned to execute its acquisition strategy once Medicare reimbursement regulation uncertainties and the Company's capital constraint issues are resolved. See "Strategy,""Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions" and "- Liquidity and Capital Resources."

     The Company's net revenues increased from $64.1 million in fiscal 1995 to $174.3 million in fiscal 1998 (of which 66.3% represented nursing and related patient services net revenues). Excluding the effects on net revenues of acquisitions, the Company experienced growth rates in net revenues of 19%, 16% and 4% for fiscal years 1996, 1997 and 1998, respectively. This internal growth in net revenues was primarily the result of cross-selling its services and products, expanding the range of services and products offered, increasing patient referrals, particularly from managed care organizations, and increasing cost-based Medicare reimbursement resulting principally from increased costs. The Company's internal growth rate during fiscal 1998 was impacted by implementation of the provision of the Budget Act which reduced Medicare reimbursement for certain oxygen services by 25% effective January 1, 1998. Approximately 5.8% of the Company's net revenues were derived from reimbursement of oxygen services prior to this reduction in reimbursement. The percentage of the Company's net revenues from managed care organizations and other non-governmental payors increased from 37.8% in fiscal 1996 to 39.2% in fiscal 1998. See "Payor Mix," "Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Internal Growth" and "- Forward Outlook and Risks."

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

STRATEGY

     The Company's growth objective is to enhance its position as a provider of quality, cost-effective, comprehensive home health care services and products by continuing to pursue the following strategy:

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


     Expand Through Acquisitions in Existing and New Markets. While the Company completed fourteen acquisitions between fiscal 1996 and 1997, it completed no acquisitions during fiscal 1998. As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisitions. In addition, the Company is not permitted to engage in acquisitions without the prior written consent of its senior lenders under the Credit Facility. Additionally, the Company was notified on November 5, 1998 by its senior lenders that an event of default had occurred under the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions" and "- Liquidity and Capital Resources." Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate. See "Industry Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

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

ORGANIZATION

     During fiscal 1998, the Company reorganized from five operating regions to two in connection with its restructuring and cost reduction initiatives announced in February and March 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Form 10-Q/A dated March 31, 1998. As a result, the Company's operations are now organized into a Northern and Southern region. The Northern Region is comprised of the Company's New England, Northeast Pennsylvania and Mid-Atlantic operating locations. The Mid-Atlantic operating location includes the Company's Pennsylvania (excluding Northeast Pennsylvania), New Jersey, Maryland and Delaware branch locations. The Southern Region is comprised of the Company's Florida and Texas operating locations. Each operating location has an Area Vice President who reports to the Company's Chief Executive Officer and is responsible for managing the operations of his respective operating location. Regional support staff are generally organized by either nursing and related patient services or other services or products. The Northern and Southern Regions have Coordinated Care Centers located in Broomall, Pennsylvania and Largo, Florida, respectively, to coordinate the delivery of the Company's services and products to patients referred by managed care organizations, hospitals, physicians, discharge planners and other health care providers. Management functions, such as professional services oversight, finance, sales training and support, product development, policy and procedure development, and management information systems are centralized at the corporate headquarters. As the Company finalizes implementation of its restructuring plan the organization of it operations is subject to change. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The impact of Year 2000 computer problems on the Medicare and Medicaid programs, other federal or state health care programs and other third party payors could affect prompt reimbursement to the Company in the future unless and until such potential problems are corrected. The Company's major management information system software programs are vendor-supplied and are scheduled by the vendors to be Year 2000 compliant by December 31, 1999. Additionally, the Company has reviewed its management information system hardware and its rental equipment and has determined that they are Year 2000 compliant. As a result, the Company expects to be Year 2000 compliant by December 31, 1999 and does not expect to incur significant costs in attaining compliance. However, there can be no assurance the Company has adequately assessed or identified all aspects of its business which may be impacted by Year 2000 issues which may arise after December 31, 1999. Additionally, there can be no assurance that vendors who supply the Company's major management information system software will adequately address and correct any and all Year 2000 issues that may arise prior to January 1, 2000. A failure by these vendors to be Year 2000 compliant could significantly impact the Company's ability to bill for its products and services which would adversely impact the Company's net revenues. The Company has not developed a contingency plan to address how to handle Year 2000 issues which may arise if the vendors who supply the Company's major management information systems software do not meet the Year 2000 compliance deadline. As a result of the foregoing, there can be no assurance that Year 2000 computer problems which may impact the Company or its payors will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

SALES AND MARKETING

     The Company's marketing department provides planning and development, market research, public and community relations support and educational program development for all of the Company's branch locations. As of August 31, 1998, the Company employed approximately 38 sales representatives whose primary responsibilities are to generate referrals from managed care organizations, hospitals, physicians, discharge planners and other health care professionals.

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

     The Budget Act, enacted by the U.S. Congress ("Congress") in August 1997, requires the Health Care Financing Administration "(HCFA"), the department of the U.S. Department of Health and Human Services responsible for the rules governing Medicare and Medicaid, to initiate the implementation of a prospective payment system (the "PPS") under both Medicare Part A and Medicare Part B for home health agencies by October 1, 1999, with up to a four-year phase-in period. This implementation deadline may be postponed due to Year 2000 issues HCFA must address. The Company believes that reimbursement under a PPS system would consist of either an established fee for a specific clinical diagnosis or a fixed per diem amount for providing service. Implementation of a PPS system for hospitals in 1984 generally resulted in lower reimbursement per patient admission. However, the reimbursement mechanism was designed to reward providers with costs below a specific cost per diagnosis per admission. Similarly, to the extent the Company's Medicare cost-reimbursed nursing agencies' costs to provide services are below reimbursement rates established under the PPS, the Company would expect to benefit by being reimbursed amounts in excess of their costs. However, the impact of the PPS on the Company's results of operations cannot be predicted with any level of certainty as it would depend largely upon the rates established under the PPS and the Company's cost structure at that time.

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

     The implementation of the IPS had a significant impact on reimbursements received by the Company's Texas Medicare cost-reimbursed nursing agency during fiscal 1998 and is expected to have a significant impact on reimbursements in fiscal 1999 to be received by all of the Company's Medicare cost-reimbursed nursing agencies. The Company's Texas Medicare cost-reimbursed nursing agency had an aggregate loss from operations of $(1,384,000) for the six-months ended June 30, 1998 principally as a result of the IPS. In an effort to reduce operating costs and respond to the reductions in Medicare reimbursement, the Company implemented a restructuring plan during fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Budget Act also provided for a 25% reduction in home oxygen reimbursement from Medicare effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index updates for the next five years. Approximately 5.8% of the Company's net revenues were derived from reimbursement of oxygen services prior to this reduction in reimbursement. The reduction in oxygen reimbursement during fiscal 1998 had an adverse impact on the Company's net revenues. The additional reduction to be effective January 1, 1999 is also expected to adversely impact the Company's net revenues and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Internal Growth" and "- Forward Outlook and Risks."

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

     Reimbursement from Medicare and Medicaid for certain services is subject to audit and retroactive adjustment. Although the Company has not experienced any material adverse effects on its financial condition or results of operations from retroactive adjustments to prior-year cost reports through June 30, 1998, retroactive adjustments which may occur in the future could have a material adverse effect on the Company's financial condition or results of operations.

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

GOVERNMENT REGULATION

     Changing Regulatory Environment. The Company's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and will continue to propose and adopt legislation effecting fundamental changes in the health care delivery system. Changes in the applicable laws or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors, any of which could materially adversely impact the Company. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid expenditures are expected to continue in the future. While the Budget Act has significantly impacted the home health care industry, including the Company, there can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company. The level of net revenues and profitability of the Company, like those of other health care providers, will also be affected by the continuing efforts of other payors to contain or reduce the costs of health care by lowering reimbursement rates, slowing payment for services provided, increasing case management review of services and negotiating reduced contract pricing and capitation arrangements. See "Payor Mix" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -Forward Outlook and Risks."

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

     Other recent HCFA actions to combat fraud and abuse in home health care include increased scrutiny before a provider or supplier's admission into the Medicare program (agencies are now being asked about whether they have any "related business interests"), increased scrutiny of claims, increased oversight of payment procedures (e.g., disallowing agencies to bill for services when they are not medically necessary), payment reform (IPS, PPS), the development of future regulations that would require home health agencies to re-enroll in Medicare every three years and regulations that would allow Medicare to bar payment to convicted health care felons.

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

     While the Company believes that it is in material compliance with the fraud and abuse and self-referral laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such requirements, as such requirements ultimately may be interpreted. It is the Company's policy to monitor its compliance with such requirements and to take appropriate actions to ensure such compliance. During fiscal 1998, the Company implemented an internal Compliance Program. See "Compliance Program" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -Forward Outlook and Risks." Although the Company does not believe it has violated any fraud and abuse and self-referral laws, there can be no assurance that future related legislation, either health care or budgetary, related regulatory changes or interpretations of such regulations, will not have a material adverse effect on the future operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

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

ITEM 3.  LEGAL PROCEEDINGS

     On February 19, 1998, a shareholder commenced litigation against the Company and certain named officers of the Company. In the lawsuit, entitled Koenig v. Feldman, et al. which was filed in the United States District Court for the Eastern District of Pennsylvania, the plaintiff alleges that the defendants, in violation of federal securities laws, engaged in a scheme to artificially inflate and maintain the market price of the Company's common stock by, among other things, making false and misleading statements or failing to disclose material facts in documents filed with the Securities and Exchange

Commission or in press releases issued by the Company, particularly with respect to the Company's efforts to obtain timely payment for the Company's products and services and the Company's termination of business with certain managed care companies. The plaintiff, who filed the lawsuit on behalf of himself and all others similarly situated, seeks relief consisting of unspecified money damages and certification of the lawsuit as a class action on behalf of all persons who purchased the Company's common stock between September 3, 1997 and February 16, 1998. The Company believes that the lawsuit is without merit and is vigorously defending itself. A motion filed by the Company to dismiss the lawsuit is currently pending with the court.

     On June 8, 1998, Joseph Falkson, Susan Falkson, Michael Falkson and Peter Falkson, beneficial owners of more than 5% of the Company's common stock, commenced litigation against the Company and certain named officers of the Company. This lawsuit, entitled Falkson, et al. v. Home Health Corporation of America, Inc., et al., was filed in U.S. District Court for the District of Massachusetts. Among other claims, the plaintiffs allege that delays in the issuance and registration of shares pursuant to a formula in a Subscription Agreement between the Company and the plaintiffs, who are former owners of a business acquired by the Company, has resulted in damages, including a loss in excess of $1 million. The claims are for breach of contract, breach of good faith and fair dealing, misrepresentation, fraudulent inducement and violation of the Massachusetts Unfair and Deceptive Trade Practices Act. As relief, the plaintiffs seek specific performance of the Subscription Agreement, consequential damages in an unspecified amount resulting from the alleged breaches, a declaratory judgment, punitive damages for the fraud based claims and an award of costs and attorneys fees. The Company intends to vigorously defend against these claims, and filed a motion to dismiss or alternatively to transfer the action, which was recently denied by the Court. The Company is continuing to defend itself vigorously.

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

     Certain former owners of businesses acquired by the Company have commenced or threatened legal proceedings against the Company for non-payment of certain amounts in connection with the acquisitions, payment of which is currently prohibited by the Credit Facility. Amounts due to former owners aggregated $3.8 million at June 30, 1998, excluding related interest. The payment of certain of these amounts are subordinate to the rights of the senior lenders under the Credit Facility and, as such, certain of the former owners are not permitted under the related subordination agreements to demand payment from the Company until all amounts outstanding under the Credit Facility have been repaid. The Company is required by the Credit Facility to use its best efforts to convert these amounts to equity. As a result of approximately $3.5 million of these amounts being subordinated to the rights of the senior lenders, the Company believes the ultimate outcome of these pending or threatened legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

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

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Credit Facility does not permit the payment of cash dividends on the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below as of June 30, 1997 and 1998, and for each of the years in the three-year period ended June 30, 1998, have been derived from the Company's consolidated financial statements, which were audited by PricewaterhouseCoopers LLP, independent accountants, and included herein. The selected consolidated data set forth below as of June 30, 1994, 1995 and 1996 and for the fiscal years ended June 30, 1994 and 1995 have been derived from the Company's consolidated financial statements, as restated for a merger (see Note 3, Pooling of Interests, to the Company's consolidated financial statements), which are not included in this report. Income (loss) for the periods ended June 30, 1996, 1997 and 1998 include certain merger and other nonrecurring items, including a writedown of goodwill and restructuring charges in fiscal 1998 aggregating $28.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following, data should be read in conjunction with the Company's consolidated financial statements and notes thereto, and other financial information included herein.

                                                                      FISCAL YEAR ENDED JUNE 30,
                                           ---------------------------------------------------------------------------
                                             1994            1995             1996             1997            1998
                                           ---------       ---------       ----------      -----------      ----------
                                                              (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net revenues                                 $46,706         $64,149          $95,878         $150,232        $174,335
Income (loss) before income taxes                957           1,551            5,690            5,001         (29,164)
Income (loss) before extraordinary
 item and cumulative effect of change
 in accounting principle (1)                     311             758            3,294            2,814         (24,848)
Net income (loss)                            $   555         $   758          $ 2,133         $  2,814        $(24,848)
                                           =========       =========       ==========      ===========      ==========

Basic per share data:
 Earnings (loss) per share before
  extraordinary item and cumulative
  effect of change in accounting
  principle                                    $0.06           $0.17            $0.37            $0.33          $(2.67)
 Extraordinary (loss) and cumulative
  effect of change in accounting
  principle (1)                                 0.07             -              (0.18)              -               -
                                           ---------       ---------       ----------      -----------      ----------
 Earnings (loss) per share                     $0.13           $0.17            $0.19            $0.33          $(2.67)
                                           =========       =========       ==========      ===========      ==========

Diluted per share data:
 Earnings (loss) per share before
  extraordinary item and cumulative
  effect of change in accounting
  principle                                    $0.06           $0.17            $0.36            $0.32          $(2.67)
 Extraordinary (loss) and cumulative
  effect of change in accounting
  principle (1)                                 0.07             -              (0.18)              -               -
                                           ---------       ---------       ----------      -----------      ----------
 Earnings (loss) per share                     $0.13           $0.17            $0.18            $0.32          $(2.67)
                                           =========       =========       ==========      ===========      ==========

                                                                            JUNE 30,
                                           ---------------------------------------------------------------------------
                                             1994            1995             1996             1997            1998
                                           ---------       ---------       ----------      -----------      ----------
                                                                         (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital                              $11,201         $12,059          $20,346         $ 43,204        $ 48,382
Total assets                                  20,745          34,572           69,975          153,263         136,839
Long-term debt and capital lease
 obligations, less current portion             7,664          14,264           16,287           78,793          85,311
Redeemable stock                               2,991           3,555            1,744                -               -
Total stockholders' equity                   $ 3,275         $ 4,938          $37,648         $ 50,572        $ 26,093


(1) The fiscal year ended June 30, 1994 included $244,000 resulting from the cumulative effect of a change in accounting principle in connection with the implementation of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The fiscal year ended June 30, 1996 included an extraordinary loss aggregating $1.2 million in connection with the early extinguishment of indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the extraordinary loss.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a provider of comprehensive home health care services and products, delivering nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment. Net revenues are derived from the provision of these services and products. Patient care costs are comprised of salaries and related benefits for patient care personnel, cost of sales for durable medical equipment and supplies and depreciation on equipment held for rental. General and administrative expenses are comprised of administrative and support staff salaries and benefits, occupancy and other operating costs. The provision for doubtful accounts consists principally of an estimate of net revenues that may prove to be uncollectible. Amortization expense includes the amortization of goodwill and other intangible assets.

RESTRUCTURING INITIATIVES

     The Company's business is impacted by extensive political, economic and regulatory influences, which continue to subject the health care industry in the United States to fundamental change. During fiscal 1998, significant changes to the Medicare system of reimbursement were enacted in connection with the Budget Act. See "Business - Payor Mix." The implementation of the IPS for the Company's Medicare cost-reimbursed nursing agencies and reductions in Medicare oxygen services reimbursement rates which resulted from the Budget Act have had and are expected to continue to have an adverse impact on the Company's current and future operations. The Company's Texas Medicare cost-reimbursed nursing agency had an aggregate loss from operations of $(1,384,000) for the six- months ended June 30, 1998 principally as a result of the implementation of the IPS effective January 1, 1998. Approximately 5.8% of the Company's net revenues were derived from reimbursement of oxygen services prior to the reduction in reimbursement under the Budget Act. Recent legislation introduced into the U.S. Congress, if enacted, could result in additional changes in the system of Medicare reimbursement. The uncertainty of the outcome of additional legislative and regulatory changes facing the industry have had a significant impact on the industry. See "Business - Industry Overview," " - Payor Mix" and " - Government Regulation."

     In an effort to reduce operating costs and respond to the above reductions in Medicare reimbursement, the Company implemented a restructuring plan during the third and fourth quarters of fiscal 1998. This plan, which included cost reduction and office consolidation initiatives, as well as management's assessment of the continuing value of goodwill under the changing reimbursement environment, resulted in pre-tax accounting charges aggregating $28.7 million during fiscal 1998 which were comprised of a writedown of goodwill of $23.5 million and restructuring costs of $5.2 million.

     The writedown of goodwill was required based upon the estimated impact of the announced reductions in Medicare oxygen reimbursement and the expected impact of the IPS on the Company's continuing operations. The writedown was comprised of $9.0 million related to certain durable medical equipment, respiratory therapy, and infusion therapy companies and $14.5 million related to certain Medicare cost-reimbursed nursing agencies. The writedown of goodwill is expected to result in an annual reduction in amortization expense from fiscal 1998 of approximately $400,000.

     The restructuring costs of $5.2 million were principally comprised of (i) the closure and consolidation of certain branch locations, including the accrual of estimated facility exit costs and future lease costs, the write-off of leasehold improvements and other exit costs; and (ii) estimated employee severance costs in connection with the related termination of employees, including certain former owners of businesses acquired. See "Fiscal 1998 Compared with Fiscal 1997 - Merger and other nonrecurring expenses" and Note 2 to the fiscal 1998 consolidated financial statements included herein. The restructuring initiatives are expected to result in aggregate annual savings of between $7.0 million to $9.0 million in patient care costs and general and administrative expenses. The initial impact of these cost reductions was experienced by the Company during the third quarter of fiscal 1998. The full impact of these cost reductions is expected to be experienced by the Company during the second quarter of fiscal 1999.

     Estimated employee severence costs accrued and charged to expense during fiscal 1998 in connection with the restructuring aggregated $2.7 million. This severence included approximately 205 employees, comprised principally of general and administrative employees and caregivers. Severence costs paid and charged against the severence accrual aggregated $905,000 through June 30, 1998. Approximately 161 employees included in the severence accrual were severed by June 30, 1998. The remainder of the employee reductions are expected to occur during the first and second quarters of fiscal 1999. Approximately $1.7 million of the severence costs remaining at June 30, 1998 are payable over periods of up to two years in accordance with the Company's contractual obligations under involuntary termination clauses of certain employment agreements.

     Although the restructuring plan is expected to reduce costs, there can be no assurance the Company will be able to achieve the expected cost savings or synergies from the closing or consolidation of offices and other restructuring efforts or will be able to reduce costs without negatively impacting operations. In addition, while the Company has developed and implemented the restructuring initiatives in response to the adverse impact on the Company of the implementation of provisions of the Budget Act, the Company cannot predict whether the cost reductions it implemented will be sufficient to offset the reductions in net revenues expected from the impact of the Budget Act. See "Forward Outlook and Risks."

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

ACQUISITIONS

     While the Company completed fourteen acquisitions in both existing and new markets between fiscal 1996 and 1997, it completed no acquisitions during fiscal 1998. As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisition. In addition, the Company is not permitted to engage in acquisitions without the prior written consent of the senior lenders under the Credit Facility. Additionally, the Company was notified on November 5, 1998 by its senior lenders that an event of default had occurred under the Credit Facility. See "Liquidity and Capital Resources." Management believes that as Medicare legislative and regulatory changes and managed care and other competitive pressures continue to arise, the home health care industry will continue to consolidate. See "Business -Industry Overview," " - Payor Mix" and " - Government Regulation." The Company believes it will be positioned to execute its acquisition strategy once Medicare reimbursement regulation uncertainties and the Company's capital constraint issues are resolved. See "Forward Outlook and Risks" and "Liquidity and Capital Resources."

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

        The Company paid a portion of the consideration for its acquisitions by issuing promissory notes that at June 30, 1998 aggregated $3.0 million. In addition, the Company could be required to make certain additional payments to former owners of businesses acquired in prior periods if certain earnout targets are achieved. During fiscal 1998, the Company paid $1.8 million in such earnout consideration. During fiscal 1998 the Company issued 579,901 additional shares in connection with an acquisition completed in fiscal 1997. Amounts required to be paid in cash during fiscal 1999 as earnout consideration for non-Medicare nursing and related patient services and infusion therapy services companies acquired during prior periods approximates $2.1 million. The Company may also be required to pay up to $2.1 million in the form of the Company's common stock to certain former owners through fiscal 2000 if earnout targets are met. Pursuant to the terms of the Credit Facility, the Company is prohibited from making any of these payments to the former owners of businesses described above. As of June 30, 1998 amounts owed to these former owners aggregated $3.8 million. As of June 30, 1998, the Company was in default on $639,000 of these amounts. Certain of these former owners have commenced or threatened legal proceedings against the Company for non-payment of these amounts. See "Item 3 Legal Proceedings," "Liquidity and Capital Resources" and Note 5 to the fiscal 1998 consolidated financial statements, included herein.

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

INTERNAL GROWTH

     Excluding the impact of acquisitions on net revenues, the Company experienced growth in net revenues of 4% during fiscal 1998, compared to 16% during fiscal 1997. This internal growth was comprised of an increase of 6.2%, or $2.8 million, in same-branch Medicare cost-reimbursed nursing and related patient service net revenues and an increase of 18.0%, or $5.1 million, in same-branch net revenues for non-Medicare nursing services, offset by a decrease of (9.5%) or ($3,645,000) in same-branch product net revenues (durable medical equipment and respiratory and infusion therapy services).

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

     The Company may continue to experience a decrease in its internal growth rate related to respiratory therapy services as a result of the reductions on January 1, 1998 and 1999 in Medicare reimbursement for oxygen services. Additionally, the Company may also experience a decrease in the internal growth rate for its Medicare cost-reimbursed nursing agencies when they become subject to the IPS. See "Business - Payor Mix." In addition, if the Company is unable to negotiate rate increases under certain managed care contracts and as managed care organizations and other payors continue to exert pricing pressure on the Company and other home health care providers, the Company may continue to experience a decrease in its internal growth rate. See "Business - Payor Mix" and "- Government Regulation." Because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that the Company can increase or maintain the internal growth rates at levels experienced in previous periods. See "Forward Outlook and Risks."

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

This represented an increase of $24.1 million, or 16%, over fiscal 1997. Of this increase, $19.8 million, or 54%, was attributable to acquisitions completed during fiscal 1997. The balance of the increase was due to internal growth of 4%, or $4.3 million. See "Internal Growth." Net revenues from nursing and related patient services increased from $75.0 million in fiscal 1997 to $83.0 million in fiscal 1998, an 11% increase. The increase in Medicare nursing and related patient services net revenues resulted from increased visits, principally as a result of a full year of operations from acquisitions consummated during fiscal 1997, and increased costs resulting in additional cost reimbursement, offset by the decrease in net revenues resulting from implementation of the IPS in the Texas Region effective January 1, 1998. Total Medicare nursing visits increased 7% to 936,000 visits for fiscal 1998. Total non-Medicare nursing hourly and visit volume increased 26% and 33%, respectively, to 1,231,000 hours and 230,000 visits, respectively, for fiscal 1998. A full year of operations from acquisitions consummated during fiscal 1997, effective cross-selling of these nursing services to the Company's product patients and increased referrals contributed to these volume increases. Product net revenues increased $4.9 million, or 9.0%, to $58.8 million for fiscal 1998, from $53.9 million for fiscal 1997 as a result of increased referrals and effective cross-selling of infusion therapy services to the Company's nursing patients. This increase was comprised of an increase of $8.5 million in net revenues for fiscal 1998 attributable to a full year of operations from acquisitions consummated during fiscal 1997, offset by a decrease of $3.6 million in net revenues for same-branch operations due to various factors discussed under "Internal Growth." Managed care organizations and other payors accounted for 38.7% and 39.2% of the Company's net revenues in fiscal 1997 and 1998, respectively. The Company expects revenues from managed care and other non-governmental payors to continue to increase. See "Business - Payor Mix" and "Forward Outlook and Risks."

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

     The fourth quarter of fiscal 1998 included a pre-tax provision of $1.2 million for accounts receivable due from the Allegheny Health, Education and Research Foundation ("AHERF") which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in July 1998. Due to the uncertainty of the outcome of AHERF's bankruptcy proceedings, the Company recorded a reserve for the entire amount of the pre-bankruptcy receivable during the fourth quarter of fiscal 1998. The Company is reimbursed by AHERF for post-bankruptcy services on a prepaid basis.

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
                           =======   =======   =======   =======    =======   ========    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $3.8 million for fiscal 1998 compared to cash used in operating activities of ($14,340,000) for fiscal 1997. This increase in cash flows provided by operating activities during fiscal 1998 as compared to fiscal 1997 was primarily a result of certain changes in working capital during fiscal 1998. The Company's use of cash in operating activities in fiscal 1997 was principally a result of increases in accounts receivable and net revenues from fiscal 1996 to fiscal 1997 resulting from acquisitions and internal growth which required borrowings under the Credit Facility during fiscal 1997.

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

     An indicator of the length of time it takes the Company to collect its accounts receivable is "days net revenues outstanding" which is determined by dividing the average balance of accounts receivable for a period by the average daily net revenues for that period. The Company experienced an increase in its days net revenues outstanding from 104 at June 30, 1997 to 132 for June 30, 1998, using a three-month rolling average calculation. The increase in days net revenues outstanding resulted from a decrease in net revenues of $8.7 million from the three months ended June 30, 1997 to the three months ended June 30, 1998, and an increase of $2.5 million in net accounts receivable from June 30, 1997 to June 30, 1998. The decrease in net revenues resulted from various factors. See "Net Revenues" and "Internal Growth." The increase in accounts receivable was principally due to the increase in annual net revenues during fiscal 1998 and certain managed care payors to delay payments to the Company and increasing attempts by these and other non-governmental payors to deny payments for products and services furnished to their subscribers.

     Accounts receivable from managed care and other non-governmental payors represented 60% of the Company's gross accounts receivable balance of $71.1 million at June 30, 1998. Approximately 22% of gross accounts receivable at June 30, 1998 have been outstanding greater than 360 days, which includes approximately 16% of gross accounts receivable from managed care and other non-governmental payors. At June 30, 1998 the allowance for doubtful accounts was $12.2 million. Determining a provision for doubtful accounts requires management to make estimates and assumptions as of a point in time. Actual results could differ from these estimates. There can be no assurance that the provision for doubtful accounts will not have to be increased in the future as a result of further adverse market or payor conditions or unfavorable shifts in the accounts receivable aging.

     The increase in the length of time required to collect receivables owed by managed care and other non-governmental payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days net revenues outstanding could have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company's days net revenues outstanding will not continue to increase if these payors continue to delay or deny payments to the Company for its services. See "Business - Payor Mix" and "Forward Outlook and Risks - Risks Related to Collection of Accounts Receivable."

     Cash flows used in investing activities in fiscal 1998 and 1997 were ($4,937,000) and ($42,310,000), respectively. Investing activities principally included expenditures for capital expenditures and acquisitions. Expenditures for purchases of capital equipment were $2.8 million and $3.8 million for fiscal 1998 and 1997, respectively, which excludes $2.2 million and $1.4 million of purchases in fiscal 1998 and fiscal 1997, respectively, funded through capital leases. The Company has budgeted its capital equipment needs at between $5.0 to $6.0 million during fiscal 1999, which includes continuing investments in equipment held for rental and management information systems.

     While there were fourteen acquisitions between fiscal 1996 and 1997, there were no acquisitions during fiscal 1998. Cash expenditures for acquisitions were $37.5 million for fiscal 1997. The Company paid a portion of the consideration for its acquisitions in prior periods by issuing promissory notes that at June 30, 1998 aggregated $3.0 million. In addition, the Company could be required to make certain additional payments to former owners of businesses acquired in prior periods if certain earnout targets are acheived. During fiscal 1998, the Company paid $1.8 million in such earnout consideration for certain acquisitions completed in prior periods. Amounts to be paid in cash during fiscal 1999 as earnout consideration for non-Medicare nursing and related patient services and infusion therapy services companies acquired during prior periods approximates $2.1 million. The Company may also be required to pay up to $2.1 million in the form of the Company's common stock to certain former owners through fiscal 2000 if earnout targets are acheived. Pursuant to the terms of the Credit Facility, the Company is prohibited from making any of these payments to the former owners of businesses described above. As of June 30, 1998 amounts owed to these former owners aggregated $3.8 million. Certain of the former owners have commenced or threatened legal proceedings against the Company for non-payment of these amounts. See "Item 3 - Legal Proceedings."

     As a result of the changing reimbursement environment and certain capital constraints, the Company has slowed its growth through acquisition. In addition, the Company is not permitted to engage in acquisitions without the prior written consent of the senior lenders under the Credit Facility. Additionally, the Company was notified on November 5, 1998 by its senior lenders that an event of default had occurred under the Credit Facility. See "Business - Strategy," "Acquisitions" and "Forward Outlook and Risks."

     Cash flows provided by financing activities in fiscal 1998 were $8.6 million, which were used to repay indebtedness of $6.4 million with the remainder used to fund operating and investing activities. Cash flows provided by financing activities in fiscal 1997 were $60.3 million, which were comprised of $37.5 million used for acquisitions and $4.6 million to repay indebtedness with the remainder used to fund investing activities and operating cash flow deficits.

     The Company's growth has been principally financed through borrowings under the Credit Facility, installment notes and stock issued to sellers in connection with acquisitions and through the Company's initial public offering. On September 23, 1998, the Company and its lenders amended the Credit Facility. The Credit Facility, as amended, limits the maximum amount of borrowings under the Credit Facility to $83.9 million, provides for temporary borrowings under the Temporary Supplemental Loan Facility (the "Temporary Facility") of up to $1.4 million, for up to seven day periods, through December 31, 1998 for payroll and related costs, prohibits the Company from making certain subordinated payments to former owners of acquired businesses and restricts the Company's ability to engage in acquisitions without the prior written consent of the senior lenders. The Credit Facility further limits, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets and prohibits payment of dividends. The Company is also required to meet or exceed certain financial covenant ratios including, (i) debt to capitalization ("leverage");
(ii) debt to earnings before interest, taxes, depreciation and amortization ("debt to EBITDA"), and; (iii) EBITDA to fixed operating costs ("fixed charge coverage"). The amendment to the Credit Facility on September 23, 1998 waived the Company's compliance with the debt to EBITDA and fixed charge coverage ratio requirements as of June 30, 1998 and amended these and other financial covenant requirements for future periods. Other amendments to the Credit Facility during February and May 1998 waived and/or amended certain of these financial covenant requirements as of December 31, 1997 and March 31, 1998, respectively. The Company is required by the Credit Facility to use its best efforts to convert to equity certain amounts due to former owners which are prohibited from payment by the Credit Facility. The Company is in discussions with the former owners regarding conversion of these amounts.

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

     The Company failed to meet certain financial covenant requirements, including fixed charge coverage, leverage and debt to EBITDA ratios, set forth in the Credit Facility as of September 30, 1998, and, as a result, the Company was notified on November 5, 1998 by its lenders that an event of default had occurred. Amounts outstanding under the Credit Facility aggregated $83.9 million at November 5, 1998. Pursuant to the terms of the Credit Facility, upon the occurrence of an event of default and upon notice to the Company, the lenders may terminate the Credit Facility and declare the entire unpaid balance of principal, interest, fees and all other amounts of indebtedness of the Company to the lenders to be immediately due and payable. No such notice has been received by the Company. However, the Company has been notified by its lenders that due to the existence of the event of default they will not make any advances to the Company under the $1.4 million Temporary Facility and the Company will no longer be able to borrow under the LIBOR interest rate option provided for under the Credit Agreement. The weighted average interest rate would have been 9.75% at September 30, 1998 if interest had been calculated under the Base Rate option provided for under the Credit Agreement. Additionally, due to the existence of the event of default pursuant to the terms of the Credit Facility, interest may be increased in the future by an additional 2% per annum. The Company is engaged in negotiations with its lenders to amend the Credit Facility and waive its default under the Credit Facility. There can be no assurance that the Company will be able to successfully negotiate an amendment to the Credit Facility on satisfactory terms, if at all. If the outstanding indebtedness is not accelerated by the lenders as a result of the event of default, pursuant to the terms of the Credit Facility amounts outstanding under the Credit Facility will mature March 31, 2000. As of June 30, 1998 the Company was also in default on $639,000 of amounts due to former owners of businesses acquired by the Company in prior periods, payment of which is prohibited under the Credit Facility.

     The Company is not certain that its cash on hand, cash flows from operations or cash flows from financing of certain capital expenditures through leasing arrangements will be sufficient to allow the Company to meet its debt service obligations, including the payment of interest, working capital, capital expenditures or other cash flow requirements, and as a result, the Company may be required to suspend payment of interest on its Credit Facility. The Company's ability to make payments with respect to the Credit Facility and to satisfy its other obligations will depend on its future operating performance, which will be affected by governmental regulations, prevailing economic conditions, and other factors beyond the Company's control. The Company is reviewing its future capital requirements and attempting to identify its financing alternatives. These alternatives may include such actions as refinancing amounts outstanding under the Credit Facility and/or hiring an investment banker to assist the Company in reviewing its capital requirements and identifying financing alternatives. As a result of the current industry environment, the Company believes that financing alternatives available to the Company are limited. There can be no assurance that the Company's internally generated funds and funds from any financings will prove to be sufficient to fund the Company's operations. There can be no assurance that the Company will be able to obtain funds from other sources to meet its short or long-term requirements. In order to obtain required funds the Company may engage in a public or private offering of debt or equity securities or a sale or merger of the Company. There can be no assurance that the Company will undertake any such transaction, what the timing thereof would be or that the Company will be able to obtain any additional funds or complete such a transaction on terms acceptable to the Company. These or other adverse events could impact the Company's ability to continue as a going concern. See "Forward Outlook and Risks" and the Company's fiscal 1998 consolidated financial statements, included herein.

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

FORWARD OUTLOOK AND RISKS

     This Form 10-K/A contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-K/A, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed hereunder and elsewhere in this Form 10-K/A. These forward-looking statements represent the Company's judgment as of the date of this Form 10-K/A. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

     Default Under Credit Facility. The Company's Credit Facility requires the Company to maintain compliance with certain financial covenants, including that the Company maintain certain leverage, debt to EBITDA and fixed charge coverage ratios. At September 30, 1998 the Company failed to be in compliance with these and other financial covenants under the Credit Facility, and, as a result, the Company was notified on November 5, 1998 that an event of default had occurred.

     Pursuant to the terms of the Credit Facility, upon the occurrence of an event of default and upon notice to the Company, the lenders may terminate the Credit Facility and declare the entire unpaid balance of principal, interest, fees and all other amounts of indebtedness of the Company to the lenders to be immediately due and payable. No such notice has been received by the Company.

However, the Company has been notified by its lenders that due to the existence of the event of default no further indebtedness under the Credit Facility may be incurred by the Company and the interest rate on the outstanding indebtedness was being increased.

     The Company expects that it will fail to be in compliance with certain of the financial covenant requirements of the Credit Facility in future periods, including debt to EBITDA and fixed charge coverage. The Company is engaged in negotiations with its lenders to amend the Credit Facility and waive its default under the Credit Facility. There can be no assurance that the Company will be able to negotiate an amendment to the Credit Facility on satisfactory terms, if at all.

     If the lenders exercise their right to accelerate repayment of the indebtedness the Company would not have sufficient cash to repay the indebtedness unless it were able to obtain funds from other sources. If the Company were unable to repay the indebtedness, the lenders could proceed against the collateral granted to them with regards to the indebtedness. This indebtedness is collateralized by substantially all of the assets of the Company, subject to certain permitted liens and exceptions. In such event the Company could seek protection from its creditors in bankruptcy while it attempts to reorganize. There can be no assurance that the Company will be able to continue as a going concern. See "Liquidity and Capital Resources" and the Company's fiscal 1998 consolidated financial statements, included herein.

     High Leverage.   As of June 30, 1998, the Company had total stockholder's
equity of $26.1 million and total indebtedness of $89.5 million. Accordingly, the Company's balance sheet is highly leveraged. This, in turn, has important consequences to the Company. The Company's ability to obtain additional financing may be impaired. Additionally, a substantial portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations. The Company's leverage will substantially increase the Company's vulnerability to changes in the industry or adverse changes in the Company's business. See "Liquidity and Capital Resources" and the Company's fiscal 1998 consolidated financial statements, included herein.

     Liquidity/Need for Additional Financing. Amounts outstanding under the Credit Facility at September 30, 1998 were $83.4 million. If the outstanding indebtedness is not accelerated by the lenders as a result of the event of default, pursuant to the terms of the Credit Facility all outstanding indebtedness under the Credit Facility will mature on March 31, 2000. In addition, the Company has failed to make certain required payments to the former owners of businesses acquired by the Company, the payment of which is prohibited by the Credit Facility. At June 30, 1998, the amounts owed to these former owners and amounts in default aggregated $3.8 million and $639,000, respectively. The Company has been notified by its lenders that no further advances to the Company will be made under the Credit Facility. The Company is not certain that its cash on hand, cash flow from operations or cash flow from financing of certain capital expenditures through leasing arrangements will be sufficient to allow the Company to meet its debt service obligations, including the payment of interest, working capital, capital expenditures or other cash flow requirements, and as a result, the Company may be required to suspend payment of interest on its Credit Facility. The Company's ability to make payments with respect to the Credit Facility and to satisfy its other obligations will depend on its future operating performance, which will be affected by governmental regulations, prevailing economic conditions, and other factors beyond the Company's control. The Company is reviewing its future capital requirements and attempting to identify its financing alternatives. As a result of the current industry environment, the Company believes financing alternatives available to the Company are limited. There can be no assurance that the Company will be able to obtain funds from other sources to meet its short or long-term requirements. In order to obtain required funds, the Company may engage in a public or private offering of debt or equity securities or a sale or merger of the Company. Any such transaction could result in a substantial dilution in the ownership interest of the existing stockholders. There can be no assurance that the Company will undertake any such transaction, what the timing thereof would be or that the Company will be able to obtain any additional funds or complete such a transaction on terms acceptable to the Company. These or other adverse events could impact the Company's ability to continue as a going concern. See "Liquidity and Capital Resources" and the Company's fiscal 1998 consolidated financial statements, included herein.

     Changing Regulatory Environment. The Company's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and will continue to propose and adopt legislation effecting fundamental changes in the health care delivery system. Changes in the applicable laws or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors, any of which could materially adversely impact the Company. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid expenditures are expected to continue in the future. While the Budget Act has significantly impacted the home health care industry, including the Company, there can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company. The level of net revenues and profitability of the Company, like those of other health care providers, will also be affected by the continuing efforts of other payors to contain or reduce the costs of health care by lowering reimbursement rates, slowing payment for services provided, increasing case management review of services and negotiating reduced contract pricing and capitation arrangements. See "Business - Payor Mix" and "Business -Government Regulation."

    Changes in System of Medicare Reimbursement. The Budget Act requires HCFA to implement the PPS for Medicare cost-reimbursed home nursing agencies by October 1, 1999, with up to a four-year phase-in period. See "Business - Payor Mix - Medicare Reimbursement." This implementation deadline may be postponed due to Year 2000 issues HCFA must address. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of the implementation of the PPS on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home health services established under the PPS and the Company's ability to deliver its services at a cost below the PPS rates. There can be no assurances that such reimbursement rates would cover the costs incurred by the Company to provide home health services. See "Business- Payor Mix" and "Business -Government Regulation."

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

     The implementation of the IPS had an adverse impact on reimbursements received by the Company's Texas Medicare cost-reimbursed nursing agency during fiscal 1998 and is expected to have an adverse impact on reimbursements in fiscal 1999 to be received by all of the Company's Medicare cost-reimbursed nursing agencies. The Company's Texas Medicare cost-reimbursed nursing agency had an aggregate loss from operations of ($1,384,000) for the six-months ended June 30, 1998 principally as a result of the implementation of the IPS effective January 1, 1998. In an effort to reduce operating costs and respond to the reductions in Medicare reimbursement, the Company implemented a restructuring plan during fiscal 1998.See "Restructuring Initiatives" and "Forward Outlook and Risks - Risks Associated with Restructuring."

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

     The Budget Act also provided for a 25% reduction in home oxygen reimbursement from Medicare effective January 1, 1998 and a further reduction of

5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index updates for the next five years. Approximately 5.8% of the Company's net revenues were derived from reimbursement of oxygen services prior to this reduction in reimbursement. The reduction in oxygen reimbursement during fiscal 1998 had an adverse impact on the Company's net revenues. The additional reduction to be effective January 1, 1999 is also expected to adverely impact the Company's net revenues and results of operations. See "Internal Growth," "Net Revenues" and "Results of Operations - Fiscal 1998 Compared with Fiscal 1997."

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

     Risk Related to Reimbursement Payments. The possible discontinuance of PIPs for eight of the Company's Medicare cost-reimbursed nursing agencies concurrent with the implementation of the PPS could result in a material adverse effect on the Company's cash flow. See "Business - Payor Mix - Reimbursement Payments." Although legislation may defer the discontinuance of PIPs, the Company cannot predict the effect that any legislation, if enacted, would have on the Company's results of operations.

     Reimbursement from Medicare and Medicaid for certain services is subject to audit and retroactive adjustment. Although the Company has not experienced any material adverse effects on its financial condition or results of operations from retroactive adjustments to prior-year cost reports through June 30, 1998, retroactive adjustments which may occur in the future could have a material adverse effect on the Company's financial condition or results of operations.

     Risks Associated with Collection of Accounts Receivable. The home health care industry is generally characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third party payors. One indicator of the length of time it takes the Company to collect its accounts receivable is "days net revenues outstanding" which is determined by dividing the average balance of accounts receivable at the end of a period by the average daily net revenues for that period. The Company experienced an increase in its days net revenues outstanding from 104 at June 30, 1997 to 132 for June 30, 1998, using a three-month rolling average calculation. The increase in days net revenues outstanding resulted from a decrease in net revenues of $8.7 million from the three months ended June 30, 1997 to the three months ended June 30, 1998, and an increase of $2.5 million in net accounts receivable from June 30, 1997 to June 30, 1998. The decrease in net revenues resulted from various factors. See "Net Revenues" and "Internal Growth." The increase in accounts receivable was principally due to the increase in annual net revenues during fiscal 1998 and certain managed care payors continuing to delay payments to the Company and increasing attempts by these and other non-governmental payors to deny payments for products and services furnished to their subscribers. See "Liquidity and Capital Resources."

     At June 30, 1998, approximately 39.2% of the Company's net revenues were derived from managed care and other non-governmental payors. The increase in the length of time required to collect receivables owed by managed care and other payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days net revenues outstanding could have a material adverse effect on the Company's financial condition or results of operations. During fiscal 1998 the Company terminated relationships with certain managed care organizations and is in the process of reviewing its managed care contracts. See "Forward Outlook and Risks - Dependence on Relationships with Referral Sources." There can be no assurance that the Company's days net revenues outstanding will not continue to increase if these payors continue to delay or deny payments to the Company for its services. See "Business - Payor Mix" and "Liquidity and Capital Resources."

     At June 30, 1998 the allowance for doubtful accounts was $12.2 million. Determining a provision for doubtful accounts requires management to make estimates and assumptions as of a point in time. Actual results could differ from these estimates. There can be no assurance that the provision for doubtful accounts will not have to be increased in the future as a result of further adverse market or payor conditions or unfavorable shifts in the accounts receivable aging.

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

     Restructuring Initiatives. In an effort to reduce operating costs and respond to the reductions in Medicare reimbursement, the Company implemented a restructuring plan during fiscal 1998. This plan included cost reduction and office consolidation initiatives and resulted in $5.2 million in restructuring costs being recorded during fiscal 1998. See "Restructuring Initiatives." There can be no assurance the Company will be able to achieve the expected cost savings or synergies from the closing or consolidation of offices and its other restructuring efforts or will be able to reduce costs without negatively impacting operations. In addition, while the Company has developed and implemented the restructuring initiatives in response to the adverse impact on the Company of the implementation of provisions of the Budget Act, the Company cannot predict whether the cost reductions it implemented will be sufficient to offset the reductions in net revenues expected from the impact of the Budget Act. See "Forward Outlook and Risks."

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

     Internal Growth Rates. The Company is a leading provider of comprehensive home health care services, delivering nursing and related patient services, respiratory therapy, infusion therapy and durable medical equipment from 44 current branch locations in nine states. Excluding the effect on net revenues of acquisitions, the Company experienced growth rates in net revenues of 19%, 16% and 4% for fiscal years 1996, 1997 and 1998, respectively. See "Internal Growth." Because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that the Company can increase or maintain the internal growth rates at levels experienced in previous years.

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

     During fiscal 1998 the Company terminated its relationship with certain managed care organizations as a result of these companies continuing to delay payments to the Company and increasing attempts by these and other non-governmental payors to deny payments for products and services furnished to their subscribers. Additionally, the Company is in the process of reviewing all of its managed care contracts and determining if the contracts meet the Company's profitability guidelines. As a result of these terminations and other factors, the Company's internal growth rates declined during fiscal 1998. See "Internal Growth." There can be no assurance the Company will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's financial condition or results of operations.

     Year 2000 Computer Concerns. The impact of Year 2000 computer problems on the Medicare and Medicaid programs, other federal or state health care programs and other third party payors could affect prompt reimbursement to the Company in the future unless and until such potential problems are corrected. The Company's major management information system software programs are vendor-supplied and are scheduled by the vendors to be Year 2000 compliant by December 31, 1999. Additionally, the Company has reviewed its management information system hardware and its rental equipment and determined that they are Year 2000 compliant. As a result, the Company expects to be Year 2000 compliant by December 31, 1999 and does not expect to incur significant costs in attaining compliance. However, there can be no assurance the Company has adequately assessed or identified all aspects of its business which may be impacted by Year 2000 issues which may arise after December 31, 1999. Additionally, there can be no assurance that vendors who supply the Company's major management information system software will adequately address and correct any and all Year 2000 issues that may arise prior to January 1, 2000. A failure by these vendors to be Year 2000 compliant could significantly impact the Company's ability to bill for its products and services which would adversely impact the Company's net revenues. The Company has not developed a contingency plan to address how to handle Year 2000 issues which may arise if the vendors who supply the Company's major management information systems software do not meet the Year 2000 compliance deadline. As a result of the foregoing, there can be no assurance that Year 2000 computer problems which may impact the Company or its payors will not have a material adverse effect on the Company's financial condition or results of operations.

     Risks Associated with Acquisitions. While the Company completed fourteen acquisitions between fiscal 1996 and 1997, it completed no acquisitions during fiscal 1998. As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisitions. In addition, the Company is not permitted to engage in acquisitions without the prior written consent of the senior lenders under the Credit Facility. Additionally, the Company was notified on November 5, 1998 by its senior lenders that an event of default had occurred under the Credit Facility. See "Acquisitions" and "Liquidity and Capital Resources." Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate. See "Business - Industry Overview," "Business - Payor Mix" and "Business -Government Regulation." The Company believes it will be positioned to execute its acquisition strategy once Medicare reimbursement regulation uncertainties and the Company's capital constraint issues are resolved. See "Liquidity and Capital Resources."

     When evaluating acquisitions, the Company seeks potential acquisition candidates that would complement or expand its current services. In attempting to make acquisitions, the Company competes with other providers, some of which have greater financial resources than the Company. In addition, since the consideration for acquired businesses may involve cash, notes or the issuance of shares of common stock, options or warrants, existing stockholders may experience dilution in the value of their shares of common stock in connection with such acquisitions. Moreover, many states have Certificate of Need, licensure, or similar laws which generally require that the appropriate state agency approve certain acquisitions and/or determine that a need exists for new services and capital expenditures or other changes prior to such new services being added. Additionally, HCFA approval concerning the redesignation of branch offices as separate providers may also be required. See "Business - Payor Uix." To the extent that Certificates of Need or other approvals are required for expansion of Company operations, either through acquisitions or provision of new services, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals, and possible delays and expenses associated with such approvals.

Although the Company has not experienced any material adverse consequences in connection with acquisitions completed in prior periods, there can be no assurance that the Company in the future will be able to negotiate, finance or integrate acquisitions without experiencing adverse consequences that could have a material adverse effect on the Company's financial condition or results of operations. Acquisitions involve numerous short- and long-term risks, including loss of referral sources, diversion of management's attention, failure to retain key personnel, loss of net revenues of the acquired companies, inability to integrate acquisitions (particularly management information systems) without material disruptions and unexpected expenses, the possibility of the acquired businesses becoming subject to regulatory sanctions, potential undisclosed liabilities and the continuing value of acquired intangible assets. There can be no assurance that any given acquisition will be consummated, or if consummated, will not materially adversely affect the Company's financial condition or results of operations. Additionally, because of matters discussed herein that may be beyond the control of the Company and the emerging trend of other health care providers, such as long-term care providers, seeking to acquire home health care businesses, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms.

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

     Risks Associated with Certain Managed Care Contracts. As an increasing percentage of patients become members of managed care organizations, the Company believes that it will be required to deliver its products and services to health maintenance organizations, employer groups and other private third party payors on a capitated or other risk sharing basis. Under some of these arrangements, a health care provider accepts a predetermined amount per member per month in exchange for providing all covered services to beneficiaries of the payor during the month. Such arrangements pass much of the economic risk of providing care from the payor to the provider. To the extent that patients or enrollees covered by such contracts require more frequent or extensive care than is anticipated, additional costs would be incurred, resulting in a reduction in margins. In the worst case, net revenues associated with risk-sharing contracts or capitated provider networks would be insufficient to cover the costs of the services provided. Less than 1% of the Company's fiscal 1998 net revenues were derived from capitated or risk sharing programs. Net revenues associated with such contracts have been sufficient to cover the costs of services provided under these contracts. However, there can be no assurance that net revenues under such contracts will continue to be sufficient to cover the costs of providing services under existing or new contracts.

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

     Regulatory Compliance. The Company is subject to extensive regulation which govern financial and other arrangements between healthcare providers at both the federal and state level. At the federal level, such laws include (i) the Anti-Kickback Statute, which generally prohibits the offer, payment, solicitation or receipt of any remuneration in return for the referral of Medicare and Medicaid patients or the purchasing, leasing, ordering or arranging for any good, facility services or items for which payment can be made under Medicare and Medicaid, federal and state health care programs, (ii) the Federal False Claims Act, which prohibits the submission for payment to the federal government of fraudulent claims, and (iii) "Stark legislation," which generally prohibits, with limited exceptions, the referrals of patients by a physician to providers of "designated health services" under the Medicare and Medicaid programs, including home health services, physical therapy and occupational therapy, where the physician has a financial relationship with the provider. Violations of these provisions may result in civil and criminal penalties, loss of licensure and exclusion from participation in the Medicare and Medicaid programs. Many states have also adopted statutes and regulations which prohibit provider referrals to an entity in which the provider has a financial interest, remuneration or fee-splitting arrangements between health care providers for patient referrals and other types of financial arrangements with health care providers. Sanctions for violations of these state regulations include loss of licensure and civil and criminal penalties. See "Business - Government Regulation."

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

     Geographic Concentration. Approximately $58.6 million, or 33.6%, of the Company's net revenues in fiscal 1998 were derived from the Company's operations in Florida and approximately $106.9 million, or 61.4 %, of the Company's net revenues in fiscal 1998 were derived from the Company's operations in Florida and the Mid-Atlantic (Pennsylvania, including Northeast Pennsylvania, New Jersey, Maryland and Delaware) operating areas. Unless and until the Company's operations become more diversified geographically (as a result of acquisitions or internal expansion), adverse economic, regulatory, or other developments in Florida or the Mid-Atlantic states could have a material adverse effect on the Company's financial condition or results of operations.

     Decline in Stock Price. The Company's stock price declined from a high of $13.63 to a low of $2.25 during fiscal 1998. The Company believes that among the factors that contributed to the decline in its stock price were the announcement by the Company of its restructuring initiatives, its writedown of goodwill and its lower earnings expectations, as well as the changes in the regulatory environment which impacted the home health care industry, including the Company. If future net revenues or earnings fail to meet expectations of the investment community, or if the Company announces other information that may be deemed to be negative by the investment community, such as the issuance of additional common stock, or other changes in the Company's capital structure, there could be an immediate and significant adverse impact on the trading price for the Company's common stock. Regardless of the Company's performance, broad market fluctuations and general economic or political conditions as well as health care-related market announcements from time to time may also adversely affect the price of the Company's stock. As a result, changes in the Company's stock price can be sudden and unpredictable.

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

     Potential Liability and Adequacy of Insurance. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with both per-occurrence and annual aggregate coverage limits of $1.0 million and $3.0 million, respectively. In addition, the Company has an umbrella liability or "excess" policy with a single limit of $10.0 million for any one occurrence in excess of certain minimum amounts. The umbrella policy excludes professional liability. The Company maintains a health care agency professional liability insurance policy with limits of $4.0 million per claim and an annual aggregate limit of $6.0 million. Health care professionals with whom the Company has contracted must provide evidence that they carry at least $1.0 million of insurance coverage, although there is no assurance that such providers will continue to do so, or that such insurance is, or will continue to be, adequate or available to protect the Company, or that the Company will not have liability independent of that of such providers and/or their insurance coverage. While the Company believes that it has adequate insurance coverage, there can be no assurance that any such insurance will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings (including any related judgments, settlements or costs) or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. Any judgments, settlements or costs relating to pending or future legal proceedings which are not covered by insurance could have a material adverse effect on the Company's results of operations or financial condition.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES              PAGE
                                                                       ----

        Report of Independent Accountants                               57

        Financial Statements:
        Consolidated Balance Sheets as of June 30, 1997 and 1998        58

        Consolidated Statements of Operations for the fiscal years
          ended June 30, 1996, 1997 and 1998                            59

        Consolidated Statements of Cash Flows for the fiscal years
          ended June 30, 1996, 1997 and 1998                            60

        Consolidated Statements of Stockholders' Equity for the fiscal
          years ended June 30, 1996, 1997 and 1998                      61

        Notes to Consolidated Financial Statements                      62

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, on November 5, 1998 the Company received notification of certain defaults under the Credit Facility (the "Credit Facility") and no longer has the ability to borrow under the Credit Facility to fund operations. The Company has not arranged a long-term refinancing of the Credit Facility and as a result of the current industry environment, the Company believes financing alternatives available to the Company are limited. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13.
The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
September 2, 1998, except for paragraph 1 of note 5, for which the date is September 23, 1998, and note
 13, for which the date is November 5, 1998

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

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                       YEAR ENDED JUNE 30,
                                                 ------------------------------
                                                   1996      1997       1998
                                                 -------   --------   ---------
Net revenues                                     $95,878   $150,232   $ 174,335

Operating costs and expenses:
  Patient care costs:
    Professional care and product costs           45,121     69,521      79,280
    Depreciation on equipment held for rental      1,091      2,297       3,428
                                                 -------   --------   ---------
      Total patient care costs                    46,212     71,818      82,708

  General and administrative                      36,100     54,254      70,828
  Provision for doubtful accounts                  3,464      8,431       7,271
  Depreciation                                       899      1,524       2,437
  Amortization                                     1,021      2,346       2,861
  Interest, net                                    1,579      3,849       7,508
  Merger and other nonrecurring                      913      3,009       6,370
  Writedown of goodwill                             -          -         23,516
                                                 -------   --------   ---------

      Total operating costs and expenses          90,188    145,231     203,499
                                                 -------   --------   ---------

Income (loss) before income taxes and
  extraordinary item                               5,690      5,001     (29,164)


Provision (benefit) for income taxes               2,396      2,187      (4,316)
                                                 -------   --------   ---------

Income (loss) before extraordinary item            3,294      2,814     (24,848)

  Extraordinary loss on debt redemption, net       1,161       -           -
                                                 -------   --------   ---------

      Net income (loss)                          $ 2,133   $  2,814   $ (24,848)
                                                 =======   ========   =========

Basic per share data:
    Earnings (loss) per share before
      extraordinary item                         $  0.37   $   0.33   $   (2.67)
    Extraordinary loss                             (0.18)        -           -
                                                 -------   --------   ---------
    Earnings (loss) per share                    $  0.19   $   0.33   $   (2.67)
                                                 =======   ========   =========

Diluted per share data:
    Earnings (loss) per share before
      extraordinary item                         $  0.36   $   0.32   $   (2.67)
    Extraordinary loss                             (0.18)        -           -
                                                 -------   --------   ---------
    Earnings (loss) per share                    $  0.18   $   0.32   $   (2.67)
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

      Earnings Per Share

        The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share," during fiscal 1998. This statement establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the average shares of common stock outstanding while diluted earnings per share reflects the potential dilution that could occur if stock options were exercised. The adoption of SFAS 128 did not have a material effect on the Company's earnings per share. Earnings per share and

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

common shares outstanding for fiscal 1996 and 1997 have been restated for comparative purposes.

        The following table indicates a reconciliation of the numerator and denominator in calculating earnings (loss) per share for the periods presented:

                                                    1996      1997      1998
                                                 --------    ------   --------
Income (loss) before
  extraordinary item                             $  3,294    $2,814   $(24,848)
Extraordinary loss                                 (1,161)        -          -
                                                 --------    -------  --------
Net income (loss)                                   2,133     2,814    (24,848)
Write-off of discount on preferred stock             (787)        -          -
Dividends on preferred stock                         (117)       (6)         -
                                                 --------    -------  --------
Net income (loss) used for calculation of
  basic and diluted income (loss) per share      $  1,229    $2,808   $(24,848)
                                                 ========    ======   ========

Weighted average number of common shares
  outstanding used for calculation of basic
  income (loss) per share                           6,535     8,549      9,316
Stock options and warrants assumed outstanding
  during the period                                   118       138          -
                                                 --------    -------  --------
Weighted average number of common shares used
  for calculation of diluted income (loss) per
  share                                             6,653     8,687      9,316
                                                 ========    ======   ========


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

     Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS 130, "Reporting Comprehensive Income," which requires changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Additionally, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures in financial statements based on management's approach to segment reporting and industry requirements to report selected segment information, disclosures about products and services and major customers, on a quarterly basis. The Company will be required to adopt SFAS 130 and 131 during fiscal 1999. The impact of these new standards on the Company's future financial statements and disclosures has not been determined.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

and Hedging Activities," which establishes new policies and procedures for accounting for derivatives and hedging activities. The Company will be required to adopt SFAS 133 during fiscal 2000. The impact of this new standard on the Company's future financial statements and disclosures has not been determined.

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

        Restructuring and other nonrecurring liabilities in the fiscal 1997 consolidated statement of operations principally included amounts the Company is contractually obligated to pay to former owners of businesses acquired by the Company in connection with the involuntary termination of their employment during fiscal 1997.

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

      Purchase Transactions

      The Company consummated ten acquisitions during fiscal 1997. The Company entered the Texas and New England regions with five acquisitions, expanding its operations into Texas, Massachusetts, New Hampshire, Rhode Island and Maine. Additionally, the Company expanded its ongoing operations in Pennsylvania, New Jersey, Maryland and the Tampa/St. Petersburg, Florida market with five acquisitions. The acquisitions in fiscal 1997 included nursing and related patient services, infusion therapy, durable medical equipment and respiratory services. The aggregate consideration paid and debt assumed in these acquisitions was $52.0 million, the cash portion of which was funded through borrowings under the Credit Facility.

      The Company is required to make certain additional payments to former owners of businesses acquired in prior periods if certain earnout targets are achieved. During fiscal 1998, the Company paid $1.8 million in such earnout consideration. During fiscal 1998 the Company issued 579,901 additional shares in connection with an acquisition completed in fiscal 1997. Amounts required to be paid in cash during fiscal 1999 as earnout consideration for non-Medicare nursing and related patient services and infusion therapy services companies acquired during prior periods approximates $2.1 million. The Company may also be required to pay up to $2.1 million in the form of the Company's common stock to certain former owners through fiscal 2000 if certain earnout targets are achieved.

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The former owners of a business acquired by the Company commenced litigation against the Company during the fourth quarter of fiscal 1998 for nonperformance under certain provisions of the acquisition documents. See note 8.

      Certain former owners of businesses acquired by the Company have commenced or threatened legal proceedings against the Company for non-payment of certain promissory notes and earnout liabilities owed to them in connection with the acquisitions, payment of which is prohibited by the Company's Credit Facility. See note 5.

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
                                                          =======        =======

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Senior Credit Facility

      On September 23, 1998, the Company and its lenders amended the Company's senior credit facility (the "Credit Facility"). The Credit Facility, as amended, limits the maximum amount of borrowings under the Credit Facility to $83.9 million, provides for temporary borrowings under the Temporary Supplemental Loan Facility (the "Temporary Facility") of up to $1.4 million, for up to seven day periods, through December 31, 1998 for payroll and related costs, prohibits the Company from making certain subordinated payments to former owners of acquired businesses and restricts the Company's ability to engage in acquisitions without the prior written consent of the senior lenders. The Credit Facility further limits, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets, and prohibits payment of dividends. The Company is also required to meet or exceed certain financial covenant ratios including, (i) debt to capitalization ("leverage"); (ii) debt to earnings before interest, taxes, depreciation and amortization ("debt to EBITDA"); and, (iii) EBITDA to fixed operating costs ("fixed charge coverage"). The amendment to the Credit Facility on September 23, 1998 waived the Company's compliance with the debt to EBITDA and fixed charge coverage ratio requirements as of June 30, 1998 and amended these and certain other financial covenant requirements for future periods. Other amendments to the Credit Facility during February and May 1998 waived and/or amended certain of these financial covenant requirements as of December 31, 1997 and March 31, 1998, respectively. On September 23, 1998, the Company had $83.4 million outstanding under the Credit Facility bearing interest at a weighted average interest rate of 8.8%, and also, $3.4 million of cash on hand. Indebtedness under the Credit Facility is collateralized by substantially all of the assets of the Company, subject to certain permitted liens and exceptions. Amounts outstanding under the Credit Facility mature March 31, 2000. The Company failed to meet certain financial covenant requirements, including fixed charge coverage, leverage and debt to EBITDA ratios, set forth in the Credit Facility as of September 30, 1998, and, as a result, the Company was notified on November 5, 1998 by its lenders that an event of default had occurred. See Note 13.

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

        Certain former owners of businesses acquired by the Company have commenced or threatened legal proceedings against the Company for non-payment of certain amounts due to them in connection with acquisitions, payment of which is currently prohibited by the Credit Facility. Such amounts aggregated $3.8 million at June 30, 1998, excluding related interest. The payment of these amounts are subordinate to the rights of the senior lenders under the Credit

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Facility and, as such, certain of the former owners are not permitted under the related subordination agreements to demand payment from the Company until all amounts outstanding under the Credit Facility have been repaid. The Company is required by the Credit Facility to use its best efforts to convert these amounts to equity. As a result of approximately $3.5 million of these amoutns being subordinated to the rights of the senior lenders, the Company believes the ultimate outcome of these pending or threatened legal actions will not have a material adverse effect on the Company's financial condition or results of operations.

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

6.  CAPITAL STOCK

      Initial Public Offering

        On November 13, 1995, the Company completed the initial public offering of its stock (the "Offering"), pursuant to which the Company sold 3.5 million shares of common stock, no par value. The Offering resulted in net proceeds of $24.4 million to the Company before deduction of certain expenses payable by the Company. The Company used the net proceeds to repay the bridge financing incurred in connection with an acquisition in Tampa, Florida, senior subordinated indebtedness, a portion of the Credit Facility and to redeem preferred stock. The Company recorded an extraordinary loss of $1.2 million in connection with this early extinguishment of indebtedness.

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

       On February 19, 1998, a shareholder commenced litigation against the Company and certain named officers of the Company. In the lawsuit, entitled Koenig v. Feldman, et al. which was filed in the United States District Court
-------------------------
for the Eastern District of Pennsylvania, the plaintiff alleges that the defendants, in violation of federal securities laws, engaged in a scheme to artificially inflate and maintain the market price of the Company's common stock by, among other things, making false and misleading statements or failing to disclose material facts in documents filed with the Securities and Exchange Commission or in press releases issued by the Company, particularly with respect to the Company's efforts to obtain timely payment for the Company's products and services and the Company's termination of business with certain

           HOME HEALTH CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

managed care companies. The plaintiff, who filed the lawsuit on behalf of himself and all others similarly situated, seeks relief consisting of unspecified money damages and certification of the lawsuit as a class action on behalf of all persons who purchased the Company's common stock between September 3, 1997 and February 16, 1998. The Company believes that the lawsuit is without merit and is vigorously defending itself. A motion filed by the Company to dismiss the lawsuit is currently pending with the court.

     On June 8, 1998, certain former owners of a business acquired by the Company commenced litigation against the Company and certain named officers of the Company. This lawsuit, entitled Falkson, et al. v. Home Health Corporation
                                    ------------------------------------------
of America, Inc., et al., was filed in the United States District Court for the
------------------------
District of Massachusetts. Among other claims, the plaintiffs allege that delays in the issuance and registration of shares pursuant to a formula in a Subscription Agreement between the former owners and the Company has resulted in damages, including a loss in excess of $1 million. The claims are for breach of contract, breach of good faith and fair dealing, misrepresentation, fraudulent inducement and violation of the Massachusetts Unfair and Deceptive Trade Practices Act. As relief, the plaintiffs seek specific performance of the Subscription Agreement, consequential damages in an unspecified amount resulting from the alleged breaches, a declaratory judgment, punitive damages for the fraud base claims and an award of costs and attorneys fees. The Company intends to vigorously defend against these claims, and filed a motion to dismiss or alternatively to transfer the action, which was recently denied by the Court. The Company is continuing to defend itself vigorously.

     The Company is a party to certain other legal actions arising in the ordinary course of business.

     The Company is unable to determine the possible loss or range of loss which may result from the above actions. However, the Company believes it has adequate legal defenses and/or insurance coverage for the above actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Certain former owners of businesses acquired by the Company have commenced or threatened legal proceedings against the Company for non-payment of certain amounts in connection with the acquisitions, payment of which is prohibited by the Company's Credit Facility. See note 5.

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


13.   LIQUIDITY AND GOING CONCERN

     The Company failed to meet certain financial covenant requirements, including fixed charge coverage, leverage and debt to EBITDA ratios, set forth in the Credit Facility as of September 30, 1998, and, as a result, the Company was notified on November 5, 1998 by its lenders that an event of default had occurred. Amounts outstanding under the Credit Facility aggregated $83.9 million at November 5, 1998. Pursuant to the terms of the Credit Facility, upon the occurrence of an event of default and upon notice to the Company, the lenders may terminate the Credit Facility and declare the entire unpaid balance of principal, interest, fees and all other amounts of indebtedness of the Company to the lenders to be immediately due and payable. No such notice has been received by the Company. However, the Company has been notified by its lenders that due to the existence of the event of default they will not make any advances to the Company under the $1.4 million Temporary Facility and the Company will no longer be able to borrow under the LIBOR interest rate option provided for under the Credit Agreement. The weighted average interest rate would have been 9.75% at September 30, 1998 if interest had been calculated under the Base Rate option provided for under the Credit Agreement. Additionally, due to the existence of the event of default pursuant to the terms of the Credit Facility, interest may be increased in the future by an additional 2% per annum. The Company is engaged in negotiations with its lenders to amend the Credit Facility and waive its default under the Credit Facility. There can be no assurance that the Company will be able to successfully negotiate an amendment to the Credit Facility on satisfactory terms, if at all.

     The Company is not certain that its cash on hand, cash flows from operations or cash flows from financing of certain capital expenditures through leasing arrangements will be sufficient to allow the Company to meet its debt service obligations, including the payment of interest, working capital, capital expenditures or other cash flow requirements, and as a result, the Company may be required to suspend payment of interest on its Credit Facility. The Company's ability to make payments with respect to the Credit Facility and to satisfy its other obligations will depend on its future operating performance, which will be affected by governmental regulations, prevailing economic conditions, and other factors beyond the Company's control. The Company is reviewing its future capital requirements and attempting to identify its financing alternatives. These alternatives may include such actions as refinancing amounts outstanding under the Credit Facility and/or hiring an investment banker to assist the Company in reviewing its capital requirements and identifying financing alternatives. As a result of the current industry environment, the Company believes that financing alternatives available to the Company are limited. There can be no assurance that the Company's internally generated funds and funds from any financings will prove to be sufficient to fund the Company's operations. There can be no assurance that the Company will be able to obtain funds from other sources to meet its short or long-term requirements. In order to obtain required funds the Company may engage in a public or private offering of debt or equity securities or a sale or merger of the Company. There can be no assurance that the Company will undertake any such transaction, what the timing thereof would be or that the Company will be able to obtain any additional funds or complete such a transaction on terms acceptable to the Company. These or other adverse events could impact the Company's ability to continue as a going concern.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this report:

           (1) Financial Statements:                                 Page Number

               Report of Independent Accountants                          57
               Consolidated Balance Sheets as of June 30, 1997
                 and 1998                                                 58
               Consolidated Statements of Operations for the fiscal
                 years ended June 30, 1996, 1997 and 1998                 59
               Consolidated Statements of Cash Flows for the fiscal
                 years ended June 30, 1996, 1997 and 1998                 60
               Consolidated Statements of Stockholders' Equity for
                 the fiscal years ended June 30, 1996, 1997 and 1998      61
               Notes to Consolidated Financial Statements                 62

           (2) Financial Statement Schedules:

               Report of Independent Accountants                          S-1
               Schedule II - Valuation and Qualifying Accounts for
                 each of the three years in the period ended
                 June 30, 1998                                            S-2
           (3) Exhibits:

               The exhibits filed with this report are listed in the exhibit index on page 81.

       (b) Current Reports on Form 8-K:

           The Company did not file a report on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 1998.

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on December 17, 1998.


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


/s/ David S. Geller             Chief Financial Officer
------------------------        (principal financial and accounting officer)
David S. Geller


/s/ G. Michael Bellenghi        Director
------------------------
G. Michael Bellenghi


/s/ Harvey Machaver             Director
------------------------
Harvey Machaver


/s/ Donald Gleklen             Director
------------------------
Donald Gleklen

                                 EXHIBIT INDEX
(a) EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   ------------------------------------------------------------------
(a)     3.1   Amended and Restated Articles of Incorporation of the Company.
(a)     3.2   Amended and Restated Bylaws of the Company.
(b)    10.1   Stock Purchase Agreement among HHCA, Home Health Corporation of
                New Hampshire, Randy DiSalvo, R.S.D. Management Services, Inc.,
                Nursing Services Home Care, Inc. and Nursing Services Home Care,
                Ltd.
(c)    10.2   Asset Acquisition Agreement Among Home Health Corporation of
                America, Inc. and its Nominees, LHS Holdings, Inc., Liberty
                Health Services, Inc., Nurses Today M/C, Inc. and Mark H.
                O'Brien .
(c)    10.3   Asset Acquisition Agreement Among Home Health Corporation of
                America, Inc. and its Nominees, PDN, Inc., Medical I.V., Inc.
                and Mark H. O'Brien.
(c)    10.4   Indemnification Agreement Among Home Health Corporation of
                America, Inc. and its Nominees, LHS Holdings, Inc., Liberty
                Health Services, Inc., Nurses Today M/C, Inc., PDN, Inc.,
                Medical I.V., Inc. and Mark H. O'Brien.
(a)    10.5   Asset Acquisition Agreement among Home Care Medical Supply and
                Equipment, Inc., Alpha Home Care Services, Inc., Joel Schreiber,
                and Joseph J. D'Alessandro, including schedules and exhibits thereto.
(a)    10.6   Subordination Agreement among CoreStates Bank, N.A., Summit
                Ventures II, L.P., Summit Investors II, L.P., CoreStates
                Enterprise Fund, and Alpha Home Care Services, Inc.
(a)    10.7   Stock Purchase Agreement by and between Home Health Corporation of
                Delaware, Inc., William Moses, Milton Altshuler, Steven R.
                Altshuler, and Jane Altshuler, relating to Delaware Acquisition.
(a)    10.8   Asset Acquisition Agreement between HHCDME, Inc., and Master
                Medical Supply Co., Inc., relating to Delaware Acquisition.
(a)    10.9   Asset Acquisition Agreement between HHCD, Inc., and Professional
                Home Health Care Agency, Inc., relating to Delaware Acquisition.
(a)   10.10   Indemnification Agreement relating to Delaware Acquisition.
(a)   10.11   Agreement among Home Health Care Corporation of Delaware, Inc.,
                HHCD, Inc., HHCDME, Inc., Master Medical Supply Co., Inc.,
                Professional Home Health Services, Inc., Professional Home
                Health Care Agency, Inc., William Moses, Andra H. Moses, Steven
                R. Altshuler, and Jane Altshuler, relating to Delaware
                Acquisition.
(a)   10.12   Full Payment Guaranty of the Company relating to Delaware
                Acquisition.
(a)   10.13   Subordination Agreement among CoreStates Bank, N.A., Summit
                Ventures II, L.P., Summit Investors II, L.P., CoreStates
                Enterprise Fund, and parties to Delaware Acquisition transaction documents.
(a)   10.14   Separation Agreement among Home Health Corporation of America,
                Inc., Home Health Corporation of Delaware, Inc., HHCD, Inc.,
                HHCDME, Inc., Steven R. Altshuler, Jane E. Altshuler, William W.
                Moses and Andra H. Moses
(a)   10.15   Asset Purchase Agreement between Pennsylvania Home Care, Inc. and
                Healthcare Professionals, Inc.


(d)   10.16   Third Amended and Restated Credit Agreement.
(e)   10.17   Amendment No. 1 to the Third Amended and Restated Credit
                Agreement.
(a)   10.18   Lease between the Company and Swedeland Road Corporation, relating to the Company's principal executive offices.
(a)   10.19   Employment Agreement between the Company and Bruce J. Feldman. *
(i)   10.20   Employment Agreement between the Company and David S. Geller. *
(i)   10.21   Employment Agreement between the Company and James J. Swiniuch. *
(i)   10.22   Employment Agreement between the Company and Joseph Grilli.  *
(a)   10.23   1995 Employee and Consultant Equity Plan. *
(a)   10.24   1984 Employee Stock Option Plan (Qualified and Non-Qualified), as
                amended and restated. *
(a)   10.25   Consent and Amendment to Note and Stock Purchase Agreement, dated
                September 29, 1995, among the company, certain subsidiaries of the Company, Summit Ventures II, L.P., Summit Investors II, L.P.
(a)   10.26   Subordination Agreement, dated September 29, 1995, among
                CoreStates Bank, N.A., Summit Ventures II, L.P., Summit
                Investors II, L.P., Summit Subordinated Debt Fund, L.P.,
                CoreStates Enterprise Fund and Preferred Diagnostic Services,
                Inc.
(a)   10.27   Asset Acquisition Agreement among the Company, Home Health
                Corporation of America, Inc. -Tampa, Preferred Diagnostic &
                Medical Services, Inc., Preferred Diagnostic Services, Inc., G&S
                Industries, Inc., and Joel M. Grossman, Jeffrey Grossman, Joseph
                Sterensis, Barbara Sterensis and Richard Levitt.
(a)   10.28   Registration Rights Agreement, dated September 28, 1995, among the
                Company, a subsidiary of the Company, Preferred Diagnostic &
                Medical Services, Inc. and Preferred Diagnostic Services, Inc.
(f)   10.29   Amended and Restated Agreement and Plan of Merger among Home
                Health Corporation of America, Inc., HHCA Acquisition
                Corporation, Inc. and U.S. HomeCare Corporation.
(g)   10.30   Termination of Amended and Restated Agreement and Plan of Merger
                among Home Health Corporation of America, Inc., HHCA Acquisition
                Corporation, Inc. and U.S. HomeCare Corporation.
(g)   10.31   Amendment No. 3 to Third Amended and Restated Credit Agreement.
(h)   10.32   Amendment No. 4 to Third Amended and Restated Credit Agreement.
(i)   10.33   Amendment No. 5 to Third Amended and Restated Credit Agreement.
(i)   11.1    Computation of basic earnings (loss) per share for each of the three years in the period ended June 30, 1998.
(i)   11.2    Computation of diluted earnings (loss) per share for each of the three years in the period ended June 30, 1998.
      23.1    Consent of Independent Accountants
(i)   27.1    Financial data schedule for fiscal 1998.
(i)   27.2    Financial data schedule for fiscal 1997 (amended).
(i)   27.3    Financial data schedule for fiscal 1996 (amended).

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

                   REPORT OF INDEPENDENT ACCOUNTANTS ON THE
                         FINANCIAL STATEMENT SCHEDULE


Our audits of the consolidated financial statements referred to in our report, which includes an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern, dated September 2, 1998, except for paragraph 1 of note 5, for which the date is September 23, 1998,and note 13, for which the date is November 5, 1998, appearing on page 57 of this Form 10-K/A, also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
September 2, 1998, except for paragraph 1 of note 5, for which the date is September 23, 1998, and note
  13, for which the date is November 5, 1998

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