Form 10-Q
period 1998-12-31
HOME HEALTH CORP OF AMERICA INC \PA\
filed 1999-02-22
CIK 1000685

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q
     (Mark One)

            ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

            (   )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

                       Commission File Number:   0-26938

                   HOME HEALTH CORPORATION OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

        Pennsylvania                                    23-2224800
-----------------------------------------  -------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

2200 Renaissance Boulevard
        Suite 300
   King of Prussia, PA                                     19406
-----------------------------------------  -------------------------------------
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

                    YES    [  X  ]       NO   [     ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

           Class                        Outstanding at February 1, 1999
-----------------------------           --------------------------------
Common stock, no par value                          9,873,664

Exhibit index is located on page 29

           Home Health Corporation of America, Inc. and Subsidiaries

                               Table of Contents

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
Part I:  Financial Information

    Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations for the three and
               six months ended December 31, 1997 and 1998                                          3

            Condensed Consolidated Balance Sheets as of June 30, 1998
               and December 31, 1998                                                                4

            Condensed Consolidated Statements of Cash Flows for the six
               months ended December 31, 1997 and 1998                                              5

            Notes to Unaudited Condensed Consolidated Financial Statements                          6

    Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                               10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                             25

Part II: Other Information

    Item 1. Legal Proceedings                                                                      26

    Item 3. Defaults Upon Senior Securities                                                        26

    Item 4. Submission of Matters to a Vote of Security Holders                                    27

    Item 5. Other Information                                                                      27

    Item 6. Exhibits and Reports on Form 8-K                                                       27

Signatures                                                                                         28

Exhibit index                                                                                      29

                         Part I - Financial Information

Item 1.  Financial Statements (unaudited)

           Home Health Corporation of America, Inc. and Subsidiaries

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                     (in thousands, except per share data)


                                                  Three months ended     Six months ended
                                                     December 31,          December 31,
                                               -------------------------------------------
                                                   1997       1998       1997       1998
                                               -------------------------------------------
Net revenues...................................  $ 45,742   $ 28,732   $ 92,788   $ 62,577

Operating costs and expenses:
   Patient care costs:
      Professional care and product costs......    20,808     16,457     42,020     33,052
      Depreciation on equipment held for
         rental................................       851        887      1,567      1,744
                                               -------------------------------------------
            Total patient care costs...........    21,659     17,344     43,587     34,796

   General and administrative..................    18,875     16,970     36,284     32,725
   Provision for doubtful accounts.............     1,404      7,444      2,876     26,635
   Depreciation................................       593        686      1,096      1,385
   Amortization................................       833        719      1,584      1,387
   Interest expense, net.......................     1,795      2,332      3,634      4,494
   Merger and other nonrecurring expenses......     4,880          -      4,880          -
   Writedown of goodwill.......................    23,516     28,176     23,516     28,176
                                               -------------------------------------------
      Total operating costs and expenses.......    73,555     73,671    117,457    129,598
                                               -------------------------------------------

Loss before income tax benefit.................   (27,813)   (44,939)   (24,669)   (67,021)

Income tax benefit.............................    (3,957)         -     (2,841)         -
                                               -------------------------------------------

   Net loss....................................  $(23,856)  $(44,939)  $(21,828)  $(67,021)
                                               ===========================================

Other data, including per share data:
   Basic per share data:
      Weighted average shares outstanding......     9,158      9,777      9,153      9,771
                                               ===========================================
      Loss per share...........................    $(2.60)    $(4.60)    $(2.38)    $(6.86)
                                               ===========================================

   Diluted per share data:
      Weighted average shares outstanding......     9,158      9,777      9,153      9,771
                                               ===========================================
      Loss per share...........................    $(2.60)    $(4.60)    $(2.38)    $(6.86)
                                               ===========================================
See accompanying notes to unaudited condensed consolidated financial statements.

           Home Health Corporation of America, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                 (in thousands)

                                                                  June 30,   December 31,
                             Assets                                 1998         1998
                             ------                             -------------------------
Current assets:
   Cash and cash equivalents......................................$  1,639       $    412
   Accounts receivable, net of allowance for doubtful accounts
     of $12,187 and $27,945, respectively.........................  58,908         39,052

   Inventories....................................................   2,257          1,266
   Prepaid expenses and other current assets......................   7,918          4,762
                                                                  --------       --------
      Total current assets........................................  70,722         45,492

Property and equipment, net.......................................  16,736         14,187
Goodwill, net.....................................................  46,803         20,104
Other assets, net.................................................   2,578          3,965
                                                                  --------       --------
         Total assets.............................................$136,839       $ 83,748
                                                                  ========       ========

        Liabilities and Stockholders' Equity (Deficiency)
        -------------------------------------------------
Current liabilities:
   Current maturities of long-term debt...........................$  4,211       $ 88,612
   Accounts payable...............................................   6,796          6,830
   Accrued salaries and related employee benefits.................   4,396          4,082
   Restructuring and other nonrecurring liabilities...............   3,667          2,494
   Third-party payor accruals and settlements.....................       -          8,599
   Other current liabilities......................................   3,270          7,562
                                                                  --------       --------
      Total current liabilities...................................  22,340        118,179

Long-term debt, net of current portion............................  85,311          3,338
Other noncurrent liabilities......................................   3,095          3,136
Commitments and contingencies.....................................       -              -

Stockholders' equity (deficiency):
   Preferred stock (undesignated), no par value, 10,000 shares
      authorized; no shares issued and outstanding................       -              -

   Common stock, no par value, 20,000 shares authorized; 9,856 and 9,874 shares issued, 9,764 and 9,781 outstanding,
      respectively................................................  44,296         44,319
   Accumulated deficit............................................ (18,203)       (85,224)
                                                                  --------       --------
      Total stockholders' equity (deficiency).....................  26,093        (40,905)
                                                                  --------       --------
        Total liabilities and stockholders' equity (deficiency)...$136,839       $ 83,748
                                                                  ========       ========


See accompanying notes to unaudited condensed consolidated financial statements.

           Home Health Corporation of America, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                (in thousands)

                                                            Six months ended December 31,
                                                           ------------------------------
                                                                  1997           1998
                                                           ------------------------------
Cash flows provided by (used in) operating activities:
   Net loss....................................................$(21,828)      $(67,021)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization..............................   4,379          4,547
    Third-party payor accruals and settlements.................       -          4,126
    Provision for doubtful accounts............................   2,876         26,635
    Writedown of goodwill......................................  23,516         28,176
    Writeoff of terminated merger costs........................   1,202              -
    Other......................................................       -            313
Net changes in certain assets and liabilities, net of
    acquisitions:
   Accounts receivable.........................................  (7,726)       (10,905)
   Inventories.................................................     153            991
   Prepaid expenses and other current assets...................  (4,286)         3,076
   Accounts payable, accrued expenses and other
     current liabilities.......................................   1,619            701
   Third-party payor accruals and settlements..................       -          8,599
   Restructuring and other nonrecurring liabilities............   2,843         (1,319)
                                                               --------       --------
      Net cash flows provided by (used in) operating
        activities.............................................   2,748         (2,081)
                                                               --------       --------

Cash flows used in investing activities:
   Purchases of property and equipment.........................  (1,345)          (646)
   Cash paid for acquisitions, net of cash acquired............    (372)             -
   Other, net..................................................    (273)          (270)
                                                               --------       --------
      Net cash flows used in investing activities..............  (1,990)          (916)
                                                               --------       --------

Cash flows provided by financing activities:
   Proceeds from long-term debt................................   4,000          3,150
   Repayments of long-term debt................................  (3,285)          (844)
   Payment of deferred financing fees..........................       -           (538)
   Proceeds from issuance of common stock......................     192              2
                                                               --------       --------
      Net cash flows provided by financing activities..........     907          1,770
                                                               --------       --------

Net increase (decrease) in cash and cash equivalents...........   1,665         (1,227)
Cash and cash equivalents, beginning of period.................     464          1,639
                                                               --------       --------
Cash and cash equivalents, end of period.......................$  2,129       $    412
                                                               ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

           Home Health Corporation of America, Inc. and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Home Health Corporation of America, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, although the June 30, 1998 condensed consolidated balance sheet was derived from audited financial statements, it does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 1999. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Form 10-K/A filed with the Securities and Exchange Commission.

2. Going Concern

        The unaudited condensed consolidated financial statements of the Company have been prepared under generally accepted accounting principles assuming that the Company will continue as a going concern. The Company recorded net losses of ($24,848,000) and ($67,021,000) during fiscal 1998 and the six months ended December 31, 1998, respectively, and had negative cash flows from operations during the six months ended December 31, 1998. The Company is in default under its senior credit facility (the "Credit Facility") as a result of violations of certain financial covenant requirements and the Company suspending payment of interest due on amounts outstanding under the Credit Facility. As a result of the ongoing events of default under the Credit Facility, the Company classified the $83,886,000 in outstanding indebtedness under the Credit Facility as a current liability in the accompanying unaudited condensed consolidated balance sheet at December 31, 1998. The Company does not have the ability to repay the Credit Facility in its entirety if required by the Company's lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility."

        The Company is experiencing difficulties in meeting its obligations in connection with its ongoing operations due to various factors including (i) the implementation of the Medicare Interim Payment System effective July 1, 1998 which negatively impacted the Company's home nursing visit patterns and significantly decreased the Company's per-visit Medicare reimbursement; (ii) excess interim reimbursements and retroactive adjustments for prior period Medicare cost reports, which amounts are being repaid to Medicare by the Company over three to twelve month periods; (iii) certain managed care and other non-governmental payors continuing to delay or deny payments to the Company for products and services delivered pursuant to provider contracts with these payors; and (iv) unreimbursed costs aggregating $6,500,000 from the Company's Medicare cost-reimbursed nursing agencies

           Home Health Corporation of America, Inc. and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

through the six months ended December 31, 1998. The Company does not expect that cash on hand, cash flows from operations or cash flows from financing of certain capital expenditures through leasing arrangements will be sufficient to allow the Company to meet its debt service obligations, working capital, capital expenditures or other cash flow requirements. As a result, on February 18, 1999 the Company and its operating subsidiaries filed voluntary petitions for reorganization with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of title 11 of the United States Code.

   The petitions will enable the Company to conduct business under protection of the Bankruptcy Code while it pursues a plan to reorganize its obligations and strengthen its financial position. Due to the ongoing cash flow constraints, the Company began to implement a restructuring plan during February 1999 to reduce its operating expenses and focus the Company's operations on more profitable business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Initiatives." In developing a long-term reorganization plan, the Company is also reviewing its future capital requirements and attempting to identify its financing alternatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

3. Loss Per Share

   The following table indicates a reconciliation of the numerator and denominator in calculating loss per share for the periods presented:

                                               For the three months        For the six months
                                                      ended                      ended
                                                  December 31,               December 31,
                                          -----------------------------------------------------
                                                1997          1998         1997         1998
                                          -----------------------------------------------------
                                                          (amounts in thousands)
Net loss used for calculation of basic
 and diluted loss per share.............       $(23,856)     $(44,939)    $(21,828)    $(67,021)
                                          =====================================================

Weighted average number of common
 shares outstanding used for
 calculation of basic loss per share...           9,158         9,777        9,153        9,771
Stock options and warrants assumed
 outstanding during the period............            -             -            -            -
                                          -----------------------------------------------------
Weighted average number of common
 shares used for calculation of diluted
 loss per share...........................        9,158         9,777        9,153        9,771
                                          =====================================================

           Home Health Corporation of America, Inc. and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

4.   Medicare Reimbursement

     Medicare Payments

     Certain of the Company's Medicare cost-reimbursed nursing agencies received excess interim reimbursements and notices from Medicare regarding retroactive adjustments to prior year Medicare cost reports. These excess reimbursements and cost report adjustments aggregated $8,599,000 at December 31, 1998 and are reflected as current liabilities in the accompanying unaudited condensed consolidated balance sheet. The Company is repaying the excess reimbursements and cost report adjustment amounts to Medicare over three to twelve month periods as it recently received denials of its requests for extended repayment terms for these amounts beyond twelve months. The inability to obtain extended repayment terms has had a material adverse effect on the Company's cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Medicare Contractual Allowances

     The Company recorded contractual allowances of $4,126,000 during the three months ended December 31, 1998, which related to the above cost report adjustment notices and to changes in estimated outcomes of prior year cost report adjustments under appeal with Medicare. These amounts are reflected as reductions in net revenues in the December 31, 1998 unaudited condensed consolidated statement of operations.

5.  Writedown of Goodwill

     During the three months ended December 31, 1998, the Company recorded a $28,176,000 writedown of goodwill previously recorded in connection with certain acquisitions. The Company determined the writedown of goodwill was required based upon the Company's review of its operations and cash flows in certain of its locations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Initiatives" and "- Results of Operations - Three Months Ended December 31, 1998 Compared to the Three Months Ended December 31, 1997 -Writedown of goodwill."

6.  Income Taxes

     For the six months ended December 31, 1998, the Company recorded an income tax benefit of $21,358,000 offset by a valuation allowance of the same amount as the net income carryback amounts available for prior years were fully utilized as of June 30, 1998.

           Home Health Corporation of America, Inc. and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


7.  Supplemental Cash Flow Information

     Supplemental disclosure of cash flow information for the periods presented:

                                                   For the six months ended
                                                           December
                                                             31,
                                              ---------------------------------
                                                    1997             1998
                                              ---------------------------------
                                                    (amounts in thousands)
Non-cash investing and financing activities:
Accrual of earnout liabilities related to
 acquisitions.................................          $   -            $2,709
                                               ---------------------------------


8.  Adoption of Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Outlook and Risks

  The Company is subject to significant external factors which could significantly impact its business, including changes in Medicare reimbursement, government fraud and abuse initiatives and other such factors which are beyond the control of the Company. Certain of these factors are discussed herein. Refer to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998 for a discussion of these and additional factors which management believes may impact the Company. These factors, as well as future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends and management's current expectations.

Restructuring Initiatives

  The Company is experiencing difficulties in meeting its obligations and is experiencing operating losses during fiscal 1999. Additionally, the Company is in default of its senior credit facility (the "Credit Facility"). Principally as a result of these issues, on February 18, 1999 the Company and its operating subsidiaries filed voluntary petitions for reorganization with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of title 11 of the United States Code. See "Liquidity and Capital Resources - Liquidity Issues and Bankruptcy Proceedings" and note 2 to the unaudited condensed consolidated financial statements. In connection with pursuing a plan of reorganization required to be filed with the Bankruptcy Court, the Company began implementing restructuring initiatives during February 1999. These initiatives include (i) ceasing all operations in Texas, (ii) ceasing to provide products and services to the majority of the Company's managed care and certain other non-governmental payors it currently services, and (iii) elimination of certain unprofitable products and supplies from the Company's lines of business. Further initiatives are expected to be developed and implemented in connection with finalizing the plan of reorganization to be filed with the Bankruptcy Court.

     The Company expects to record restructuring expenses during the three months ended March 31, 1999 for severance and other restructuring costs, the amount of which has not yet been determined.

     The Company cannot predict the ultimate impact of the restructuring initiatives on its operations. While overall reductions in net revenues and expenses are expected, there can be no assurance that net revenues will exceed expenses. There can be no assurance that the cost reductions being implemented will be sufficient to offset the reductions in net revenues expected from the impact of these initiatives.

Net Revenues by Product Line

  The following table indicates the percentage of net revenues represented by each of the Company's services for the periods indicated:

                         Three months        Six months
                            ended              ended
                         December 31,       December 31,
                     -------------------------------------
                         1997      1998     1997     1998
                     -------------------------------------
Nursing and related
 patient services:
  Medicare                43.5%     22.4%    43.3%    27.6%
  Non-Medicare            23.3      38.8     22.9     35.9
                     -------------------------------------
                          66.8      61.2     66.2     63.5
Product services:
  Respiratory therapy     13.5      19.2     15.4     17.5
  Infusion therapy         7.4       5.6      7.1      6.3
  Durable medical
   equipment              12.3      14.0     11.3     12.7
                     -------------------------------------
         Total           100.0%    100.0%   100.0%   100.0%
                     =====================================

  The decreases in Medicare nursing and related patient services net revenues for the three and six months ended December 31, 1998 from 1997 were principally due to (i) unreimbursed costs from Medicare aggregating $6,500,000 through December 31, 1998; and (ii) a reduction in net revenues of $4,126,000 for notices received regarding retroactive adjustments to prior year Medicare cost reports and to changes in estimated outcomes of prior year cost report adjustments under appeal with Medicare. The decreases in Medicare net revenues resulted in corresponding increases in the Company's non-Medicare nursing and product net revenues as a percentage of total net revenues. See "Results of Operations - Net revenues."

  The Company's net revenues are expected to be significantly impacted by the February 1999 restructuring initiatives as a result of (i) the plan to cease operations of all lines of business in Texas, (ii) ceasing to provide products and services to the majority of the Company's managed care and certain other non-governmental payors it currently services, and (iii) elimination of certain unprofitable products and supplies from the Company's lines of business. Net revenues from the Texas operations were $3,578,000 for the three months ended December 31, 1998. Net revenues from managed care and other non-governmental payors represented 39.2% of net revenues at June 30, 1998. See "Restructuring Initiatives."

Results of Operations

  The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net revenues:

                            Three months      Six months
                               ended            ended
                           December 31,     December 31,
                        -----------------  ---------------
                           1997     1998    1997     1998
                        --------  -------  ------  -------
Net revenues              100.0%   100.0%  100.0%   100.0%
Operating costs and
 expenses:
   Patient care costs      47.4     60.4    47.0     55.6
   General and             41.3     59.1    39.1     52.3
    administrative
   Provision for doubtful   3.1     25.9     3.1     42.6
    accounts
   Depreciation             1.3      2.4     1.2      2.2
   Amortization             1.8      2.5     1.7      2.2
   Interest expense, net    3.9      8.1     3.9      7.2
   Merger and other
    nonrecurring           10.7        -     5.3        -
    expenses

   Writedown of goodwill   51.4     98.2    25.3     45.0
                          -----   ------   -----   ------
Loss from operations      (60.9)  (156.6)  (26.6)  (107.1)
Income tax benefit         (8.7)       -    (3.1)       -
                          -----   ------   -----   ------
Net loss                  (52.2)% (156.6)% (23.5)% (107.1)%
                          =====   ======   =====   ======

   Three Months Ended December 31, 1998 Compared to the Three Months Ended December 31, 1997

  Net revenues. Net revenues decreased to $28,732,000 for the three months ended December 31, 1998. This represented a decrease of ($17,010,000), or (37.2%), over the comparable prior fiscal period. The decrease in net revenues was comprised of a reduction in Medicare cost-reimbursed nursing and related patient service net revenues of ($13,451,000), or (67.6%), and a decline in net product revenues (durable medical equipment and respiratory and infusion therapy services) of ($4,021,000), or (26.5%), offset by an increase in non-Medicare nursing net revenues of $462,000, or 4.3%.

  The 67.6% decrease in Medicare cost-reimbursed nursing and related patient service net revenues during the three months ended December 31, 1998 was primarily a result of (i) a reduction in net revenues of $4,126,000 for notices received regarding retroactive adjustments to prior year Medicare cost reports and changes in estimated outcomes of prior year cost report adjustments under appeal with Medicare; (ii) implementation of reduced reimbursement rates and per-visit and per-beneficiary limitations on reimbursements for the Company's eleven Medicare cost-reimbursed nursing agencies under the Interim Payment System (the "IPS") effective July 1, 1998; and (iii) decreased Medicare nursing visits of (44.9%) compared to the three months ended December 31, 1997. The primary reasons for the decrease in Medicare nursing visits were (i) the negative impact of IPS on the Company's visit patterns; (ii) the impact of a reduction in hospital coordinator staff in connection with the Company's fiscal 1998 restructuring initiatives and (iii) a general decline in Medicare nursing referrals from physicians due to initiatives by the Health Care Financing Administration ("HCFA") which establish more rigid guidelines for physicians to prescribe homecare and stress penalties regarding Medicare referrals, which management believes have discouraged physicians from referring patients for homecare nursing and product services.

  Although the Company reduced Medicare nursing costs in connection with its fiscal 1998 restructuring initiatives, the decrease in Medicare nursing visits resulted in increased per-visit costs in excess of the IPS cost limits for certain of the Company's Medicare cost-reimbursed nursing agencies. This resulted in the Company's Medicare cost-reimbursed nursing agencies recording an approximate ($3,500,000) loss for these unreimbursed costs during the three months ended December 31, 1998.

  The 26.5% decrease in net product revenues in the three months ended December 31, 1998 resulted principally from (i) the 25% reduction in Medicare oxygen reimbursement in January 1998; (ii) reductions in cross-selling opportunities as a result of the decrease in Medicare nursing visits during the three months ended December 31, 1998; (iii) reductions in sales staff in connection with the Company's fiscal 1998 restructuring initiatives; (iv) a general decline in physician referrals due to continuing initiatives by HCFA; and (v) reductions in managed care and other non-governmental payor net revenues. In connection with its February 1999 restructuring initiatives, the Company plans to cease providing products and services to the majority of its managed care and certain other non-governmental payors. This will have a negative impact on the Company's net revenues but is expected to eliminate payors who delay or deny payments for products and services provided by the Company under contractual arrangements, which makes providing these services cost prohibitive. See "Restructuring Initiatives" and "Net Revenues by Product Line."

  The 4.3% increase in non-Medicare nursing services in the three months ended December 31, 1998 resulted principally from increased patient referrals for skilled nursing and other patient related services, principally related to pediatric services, offset by a decrease in unskilled nursing and other patient related services referrals. Total non-Medicare skilled and unskilled nursing visit volume increased 4.2% to 55,000 visits and hourly volume remained constant at 305,000 hours. Non-Medicare skilled nursing visit and hourly volume during this period increased 5.5% and 10.8% to 47,000 visits and 182,000 hours, respectively. Total non-Medicare unskilled visit and hourly volume during this period decreased (2.9%) and (12.6%) to 8,000 visits and 123,000 hours, respectively. In general, the Company receives higher reimbursement for its skilled nursing and other patient related services compared to unskilled nursing services.

  The Company expects non-Medicare nursing visits and hours to decrease beginning during the third quarter of fiscal 1999 in connection with the Company withdrawing its bid on a contract renewal to provide services to Humana, Inc. in Southeast Florida. This decision was made as a result of contract rates being demanded by Humana, Inc. being below the Company's cost of providing services. During January 1999, the Company began discharging the approximately 300 patients it was providing services to under the expiring Humana, Inc. contract. Net revenues resulting from nursing services provided to Humana, Inc. patients aggregated approximately $3,000,000 annually. Additionally, the Company's net revenues from non-Medicare nursing services will decrease in connection with its February 1999 restructuring initiatives. See "Restructuring Initiatives" and "Net Revenues by Product Line."

  In addition to the impact on net revenues of the February 1999 restructuring initiatives (see "Restructuring Initiatives" and "Net Revenues by Product Line"), the Company expects to experience decreases in its Medicare cost-reimbursed nursing net revenues over the comparable fiscal 1998 periods during the remainder of fiscal 1999 as a result of decreased visits and reduced reimbursement under IPS. The Company may continue to experience decreases in its respiratory therapy services net revenues as a result of the 25% and 5% reductions on January 1, 1998 and 1999, respectively, in Medicare reimbursement for oxygen services. The Company may also continue to experience decreases in its net product revenues as a result of decreased cross-selling opportunities due to decreased Medicare cost-reimbursed nursing visits.

  Patient care costs. Patient care costs decreased to $17,344,000 for the three months ended December 31, 1998. This represented a decrease of ($4,315,000), or (19.9%), over the comparable prior fiscal period. The majority of this decrease was due to the decrease in Medicare cost-reimbursed nursing visits resulting in decreased patient care costs during the three months ended December 31, 1998, with the remainder resulting from decreases in product net revenues during the period as compared to the prior fiscal period. Patient care costs increased as a percentage of net revenues from 47.4% to 60.4% principally as a result of the $4,126,000 reduction in Medicare cost-reimbursed nursing net revenues recorded during the three months ended December 31, 1998. See "Net revenues."

  General and administrative. General and administrative expenses decreased to $16,970,000 for the three months ended December 31, 1998. This represented a decrease of ($1,905,000), or (10.1%), over the comparable prior fiscal period. This decrease principally resulted from the Company's restructuring initiatives during the last half of fiscal 1998, offset by increases during the three months ended December 31, 1998 for additions to sales and hospital coordinator staff, regional management staff and support staff necessary to service certain new provider contracts, as well as increases in consulting costs associated with improvements in the Company's information systems, without a corresponding increase in net revenues. Although general and administrative expenses decreased in the aggregate they increased as a percentage of net revenues from 41.3% to 59.1%. This was principally a result of the (i) $4,126,000 reduction in Medicare cost-reimbursed nursing net revenues recorded during the three months ended December 31, 1998 (see "Net revenues"), (ii) increases in these expenses for increased staffing and consulting costs, and (iii) net revenues for this period decreasing at a faster rate than the decreases in these expenses. A certain portion of general and administrative expenses generally do not vary directly with increases or decreases in net revenues. General and administrative costs will be impacted by the Company's February 1999 restructuring initiatives. See "Restructuring Initiatives."

  Provision for doubtful accounts. The provision for doubtful accounts was $7,444,000 for the three months ended December 31, 1998 compared to $1,404,000 in the comparable prior fiscal period. This $6,040,000 increase resulted principally from increases implemented during the first quarter of fiscal 1999 in the historical reserve percentages which were applied to the December 31, 1998 accounts receivable aging categories.

  Like many other health care providers, the Company's ability to collect its accounts receivable from managed care and other non-governmental payors continues to be increasingly difficult. See "Six Months Ended December 31, 1998 Compared to the Six Months Ended December 31, 1997."

  Depreciation. Depreciation expense increased to $686,000 for the three months ended December 31, 1998. This represented an increase of $93,000, or 15.7%, over the comparable prior fiscal period. This increase was related to depreciation on equipment purchased during the last half of fiscal 1998 and the first half of fiscal 1999 principally for management information systems and improvements in networking capabilities.

  Amortization. Amortization decreased to $719,000 for the three months ended December 31, 1998. This represented a decrease of ($114,000), or (13.7%), over the comparable prior fiscal period. This decrease was attributable principally to the writedown of goodwill recorded during the three months ended December 31, 1997. The Company expects amortization of goodwill to continue to decrease as a result of the writedown of goodwill recorded during the three months ended December 31, 1998. See "Writedown of goodwill."

  Interest expense, net. Interest expense, net, increased to $2,332,000 for the three months ended December 31, 1998. This represented an increase of $537,000, or 29.9%, over the comparable prior fiscal period. This increase principally resulted from the increase in indebtedness of $5,811,000 from December 31, 1997 as compared to December 31, 1998 and an increase in the weighted average interest rate during the three months ended December 31, 1998 from the comparable prior fiscal period. During November 1998 the Company notified its lenders that it was suspending payment of interest due on amounts outstanding under the Credit Facility. Accrued and unpaid interest aggregated $1,470,000 and $2,140,000 at December 31, 1998 and January 31, 1999, respectively. See "Liquidity and Capital Resources - Credit Facility."

  Merger and other nonrecurring expenses. There were no merger or other nonrecurring expenses recorded during the three months ended December 31, 1998. However, the Company expects to record restructuring expenses during the three months ended March 31, 1999 in connection with the February 1999 restructuring initiatives. See "Restructuring Initiatives."

  The Company recorded certain merger and other nonrecurring expenses during the three months ended December 31, 1997 which included: (i) an aggregate pre-tax charge of $3.7 million recorded in connection with the Company's restructuring initiatives which was comprised of (a) the closure and consolidation of certain branch locations, including the accrual of estimated facility exit costs and future lease costs, the write-off of leasehold improvements, and other exit costs and (b) estimated employee severance costs in connection with the related termination of employees, including certain former owners of businesses acquired; and (ii) the write-off of deferred acquisition costs aggregating $1.2 million associated with a terminated acquisition.

  Writedown of goodwill. The Company recorded a writedown of goodwill previously recorded in connection with certain acquisitions of $28,176,000 during the three months ended December 31, 1998. The Company determined the writedown of goodwill was required based upon the Company's review of ongoing operations of certain of its locations and the planned closure of the Company's Texas locations in connection with the February 1999 restructuring initiatives. The Texas portion of the goodwill writedown aggregated $9,844,000. The remainder of the writedown resulting from the Company's ongoing operations was comprised of $10,119,000 related to certain durable medical equipment and respiratory and infusion therapy companies, $3,086,000 related to certain non-Medicare nursing companies and $5,127,000 related to certain Medicare cost-reimbursed nursing agencies.

  The Company also recorded a writedown of goodwill in fiscal 1998 of $23,516,000. The Company determined the writedown of goodwill was required based upon the estimated impact of the announced reductions in Medicare oxygen reimbursement and the impact of the IPS on the Company's continuing operations.

  The Company will continue to evaluate the continuing value of goodwill.
There can be no assurance that the remaining balance of goodwill of $20,104,000 at December 31, 1998 will not be reduced for possible impairments which may occur in the future as a result of the February 1999 restructuring initiatives, the bankruptcy proceedings, sales or writeoffs of certain assets of the Company, office closures, changes in reimbursement or other issues which may negatively impact the Company. See "Restructuring Initiatives" and "Liquidity and Capital Resources - Liquidity Issues and Bankruptcy Proceedings").

  Income tax benefit. For the three months ended December 31, 1998 the Company recorded an income tax benefit of $13,851,000 offset by a valuation allowance of the same amount as the net income carryback amounts available for prior years were fully utilized as of June 30, 1998.

  The Company recorded a tax benefit of 14.2% of pretax income for the three months ended December 31, 1997, principally as a result of the merger and restructuring charges and the writedown of goodwill recorded during the three months ended December 31, 1997. The writedown of goodwill included approximately $15,600,000 of nondeductible goodwill recorded in connection with certain acquisitions, for which the Company receives no income tax benefit.

     Six Months Ended December 31, 1998 Compared to the Six Months Ended December 31, 1997

  Net revenues. Net revenues decreased to $62,577,000 for the six months ended December 31, 1998. This represented a decrease of ($30,211,000), or (32.6%), over the comparable prior fiscal period. The decrease in net revenues was comprised of a reduction in same-branch Medicare cost-reimbursed nursing and related patient service net revenues of ($22,897,000), or (57.0%), and a decline in same-branch net product revenues (durable medical equipment and respiratory and infusion therapy services) of ($8,521,000), or (27.1%), offset by an increase in same-branch non-Medicare nursing net revenues of $1,207,000, or 5.7%.

  The 57.0% decrease in Medicare cost-reimbursed nursing and related patient service net revenues during the six months ended December 31, 1998 was primarily a result of (i) a reduction in net revenues of $4,126,000 for notices received regarding retroactive adjustments to prior year Medicare cost reports and changes in estimated outcomes of prior year cost report adjustments under appeal with Medicare; (ii) implementation of reduced reimbursement rates and per-visit and per-beneficiary limitations on reimbursements for the Company's eleven Medicare cost-reimbursed nursing agencies under IPS effective July 1, 1998; and
(iii) decreased Medicare nursing visits of (45.8%) compared to the six months ended December 31, 1997. The primary reasons for the decrease in Medicare nursing visits were (i) the negative impact of IPS on the Company's visit patterns; (ii) the impact of a reduction in hospital coordinator staff in connection with the Company's fiscal 1998 restructuring initiatives; and (iii) a general decline in Medicare nursing referrals from physicians due to initiatives by HCFA which establish more rigid guidelines for physicians to prescribe homecare and stress penalties regarding Medicare referrals, which management believes have discouraged physicians from referring patients for homecare nursing and product services.

  Although the Company reduced Medicare nursing costs in connection with its fiscal 1998 restructuring initiatives, the decrease in Medicare nursing visits resulted in increased per-visit costs in excess of the IPS cost limits for certain of the Company's Medicare cost-reimbursed nursing agencies. This resulted in the Company's Medicare cost-reimbursed nursing agencies recording an approximate ($6,500,000) loss for these unreimbursed costs during the six months ended December 31, 1998.

  The 27.1% decrease in net product revenues in the six months ended December 31, 1998 resulted principally from (i) the 25% reduction in Medicare oxygen reimbursement in January 1998; (ii) reductions in cross-selling opportunities as a result of the decrease in Medicare nursing visits during the six months ended December 31, 1998; (iii) reductions in sales staff in connection with the Company's fiscal 1998 restructuring initiatives; iv) a general decline in physician referrals due to continuing initiatives by HCFA; and (v) reductions in managed care and other non-governmental payor net revenues. In connection with its February 1999 restructuring initiatives, the Company plans to cease providing products and services to the majority of its managed care and certain other non-governmental payors. This will have a negative impact on the Company's net revenues but is expected to eliminate payors who delay or deny payments for products and services provided by the Company under contractual arrangements, which makes providing these services cost prohibitive. See "Restructuring Initiatives" and "Net Revenues by Product Line."

  The 5.7% increase in non-Medicare nursing services in the six months ended December 31, 1998 resulted principally from increased patient referrals for skilled nursing and other patient related services, principally related to pediatric services, offset by a decrease in unskilled nursing and other patient related services referrals. Total non-Medicare skilled and unskilled nursing visit and hourly volume increased 3.6% and decreased (3.0%) to 109,000 visits and 608,000 hours, respectively. Non-Medicare skilled nursing visit and hourly volume during this period increased 5.1% and 10.6% to 92,000 visits and 354,000 hours, respectively. Total non-Medicare unskilled visit and hourly volume during this period decreased (3.7%) and (17.1%) to 17,000 visits and 254,000 hours, respectively.

  The Company expects non-Medicare nursing visits and hours to decrease beginning during the third quarter of fiscal 1999 in connection with the Company withdrawing its bid on a contract renewal to provide services to Humana, Inc. in Southeast Florida. This decision was made as a result of contract rates being demanded by Humana, Inc. being below the Company's cost of providing services. During January 1999, the Company began discharging the approximately 300 patients it was providing services to under the expiring Humana, Inc. contract. Net revenues resulting from nursing services provided to Humana, Inc. patients aggregated approximately $3,000,000 annually. Additionally, the Company's net revenues from non-Medicare nursing services will decrease in connection with its February 1999 restructuring initiatives. See "Restructuring Initiatives" And "Net Revenues by Product Line."

  In addition to the impact on net revenues of the February 1999 restructuring initiatives (see "Restructuring Initiatives" and "Net Revenues by Product Line"), the Company may continue to experience decreases in its Medicare cost-reimbursed nursing net revenues over the comparable fiscal 1998 periods during the remainder of fiscal 1999 as a result of decreased visits and reduced reimbursement under IPS. The Company may continue to experience decreases in its respiratory therapy services net revenues as a result of the 25% and 5% reductions on January 1, 1998 and 1999, respectively, in Medicare reimbursement for oxygen services. The Company may also continue to experience decreases in its net product revenues as a result of decreased cross-selling opportunities due to decreased Medicare cost-reimbursed nursing visits.

  Patient care costs. Patient care costs decreased to $34,796,000 for the six months ended December 31, 1998. This represented a decrease of ($8,791,000), or (20.2%), over the comparable prior fiscal period. The majority of this decrease was due to the decrease in Medicare cost-reimbursed nursing visits resulting in decreased patient care costs during the six months ended December 31, 1998, with the remainder resulting from decreases in product net revenues during the period as compared to the prior fiscal period. Patient care costs increased as a percentage of net revenues from 47.0% to 55.6% principally as a result of the $4,126,000 reduction in Medicare cost-reimbursed nursing net revenues recorded during the three months ended December 31, 1998. See "Net revenues."

  General and administrative. General and administrative expenses decreased to $32,725,000 for the six months ended December 31, 1998. This represented a decrease of ($3,559,000), or (9.8%), over the comparable prior fiscal period. This decrease principally resulted from the Company's restructuring initiatives during the last half of fiscal 1998. This decrease was net of increases during the six months ended December 31, 1998 for additions to sales and hospital coordinator staff, regional management staff and support staff necessary to service certain new provider contracts, as well as increases in consulting costs associated with improvements in the Company's information systems, without a corresponding increase in net revenues. Although general and administrative expenses decreased in the aggregate they increased as a percentage of net revenues from 39.1% to 52.3%. This was principally a result of the (i) $4,126,000 reduction in Medicare cost-reimbursed nursing net revenues recorded during the three months ended December 31, 1998 (see "Net revenues"), (ii) increases in these expenses for increased staffing and consulting costs, and (iii) net revenues for this period decreasing at a faster rate than the decreases in these expenses. A certain portion of general and administrative expenses generally do not vary directly with increases or decreases in net revenues. General and administrative costs will be impacted by the Company's February 1999 restructuring initiatives. See "Restructuring Initiatives."

  Provision for doubtful accounts. The provision for doubtful accounts was $26,635,000 for the six months ended December 31, 1998, which included: (i) $3,288,000 of additional provision for doubtful accounts recorded during the three months ended September 30, 1998 to comply with the Company's accounts receivable reserve policy prior to a change in calculation methodology during the quarter; and (ii) a $14,442,000 nonrecurring provision recorded during the three months ended September 30, 1998 in connection with changes in the Company's accounts receivable collection strategy and accounts receivable reserve calculation methodology during the quarter. Additionally, the $6,040,000 increase during the three months ended December 31, 1998 principally resulted from increases implemented during the first quarter of fiscal 1999 in the historical reserve percentages which were applied to the December 31, 1998 accounts receivable aging categories.

  Like many other health care providers, the Company's ability to collect its accounts receivable from managed care and other non-governmental payors continues to be increasingly difficult. The Company had been following a strategy of meeting with certain of its larger managed care payors in attempting to collect its receivables for products and services supplied to their subscribers. During the three months ended September 30, 1998, in light of an unfavorable shift in the accounts receivable aging, management determined that further changes to its collection strategy were necessary due to the continuing industry-wide difficulties in collecting from managed care and other non-governmental payors and the Company's need to liquidate its receivables to generate cash for operations. These changes involved more vigorous negotiations with these payors in an attempt to collect the related receivables, which ultimately may involve the Company recording discounts on these receivables. Additionally, due to the unfavorable shift in the accounts receivable aging during the three months ended September 30, 1998, the Company reviewed its methodology for determining its provision for doubtful accounts and determined it was necessary to increase the historical reserve percentages applied to the older accounts receivable aging categories.

  There can be no assurance that the provision for doubtful accounts will not have to be increased in the future as a result of further adverse market or payor conditions, unfavorable shifts in the accounts receivable aging, the impact of the February 1999 restructuring initiatives, or any impact resulting from the bankruptcy proceedings. See "Liquidity and Capital Resources."

  Depreciation. Depreciation expense increased to $1,385,000 for the six months ended December 31, 1998. This represented an increase of $289,000, or 26.4%, over the comparable prior fiscal period. This increase was related to depreciation on equipment purchased during the last half of fiscal 1998 and the first half of fiscal 1999 principally for management information systems and improvements in networking capabilities.

  Amortization. Amortization decreased to $1,387,000 for the six months ended December 31, 1998. This represented a decrease of ($197,000), or (12.4%), over the comparable prior fiscal period. This decrease was attributable principally to the writedown of goodwill recorded during the three months ended December 31, 1997. The Company expects amortization of goodwill to continue to decrease as a result of the writedown of goodwill recorded during the three months ended December 31, 1998. See "Three Months Ended December 31, 1998 Compared to the Three Months Ended December 31, 1997 - Writedown of goodwill."

  Interest expense, net. Interest expense, net, increased to $4,494,000 for the six months ended December 31, 1998. This represented an increase of $860,000, or 23.7%, over the comparable prior fiscal period. This increase principally resulted from the increase in indebtedness of $5,811,000 from December 31, 1997 as compared to December 31, 1998 and an increase in the weighted average interest rate during the three months ended December 31, 1998 from the comparable prior fiscal period. During November 1998 the Company notified its lenders that it was suspending payment of interest due on amounts outstanding under the Credit Facility. Accrued and unpaid interest aggregated $1,470,000 and $2,140,000 at December 31, 1998 and January 31, 1999, respectively. See "Liquidity and Capital Resources - Credit Facility."

  Merger and other nonrecurring expenses.  See "Three Months Ended December
31, 1998 Compared to the Three Months Ended December 31, 1997 - Merger and other nonrecurring expenses."

  Writedown of goodwill. See "Three Months Ended December 31, 1998 Compared to the Three Months Ended December 31, 1997 - Writedown of goodwill."

  Income tax benefit. For the six months ended December 31, 1998 the Company recorded an income tax benefit of $21,358,000 offset by a valuation allowance of the same amount as the net income carryback amounts available for prior years were fully utilized as of June 30, 1998.

  The Company recorded an income tax benefit of 11.5% of pretax income for the six months ended December 31, 1997, principally as a result of the merger and restructuring charges and the writedown of goodwill recorded during the three months ended December 31, 1997. The writedown of goodwill included approximately $15,600,000 of nondeductible goodwill recorded in connection with certain acquisitions, for which the Company receives no income tax benefit.

Liquidity and Capital Resources

  Cash used in operating activities was ($2,081,000) for the six months ended December 31, 1998 compared to cash provided by operations of $2,748,000 for the comparable prior fiscal period. This decrease in cash flows provided by operating activities during the six months ended December 31, 1998 as compared to the six months ended December 31, 1997 was primarily a result of payment of restructuring and other current liabilities and decreased collections on accounts receivable in fiscal 1999. Cash provided by operating activities for the six months ended December 31, 1997 was principally a result of increases in accounts payable and restructuring costs.

  Principally as a result of the Company's classification of amounts outstanding under its Credit Facility aggregating $83,886,000 at December 31, 1998 as a current liability, the Company had a working capital deficiency of ($72,687,000) at December 31, 1998. See "Credit Facility" below. Excluding amounts outstanding under the Credit Facility at December 31, 1998, working capital decreased by ($37,183,000) to $11,199,000 at December 31, 1998 from $48,382,000 at June 30, 1998. The decrease principally resulted from a decrease in net accounts receivable of ($19,856,000) (see "- Provision for doubtful accounts") and an increase in current liabilities of $11,953,000 as a result of delays in paying the Company's obligations and increases in third-party payor accruals and settlements. See "Liquidity Issues and Bankruptcy Proceedings." The decrease in accounts receivable at December 31, 1998 as compared to June 30, 1998 resulted in a decrease in "days net revenue outstanding" from 132 at June 30, 1998 to 126 for December 31, 1998.

  Accounts receivable from managed care and other non-governmental payors represented 63.9% of the Company's gross accounts receivable balance of $66,997,000 at December 31, 1998. Approximately 26.3% of gross accounts receivable at December 31, 1998 have been outstanding greater than 360 days, which includes approximately $13,109,000 of gross accounts receivable from managed care and other non-governmental payors. At December 31, 1998 the allowance for doubtful accounts was $27,945,000. Determining a provision for doubtful accounts requires management to make estimates and assumptions as of a point in time. Actual results could differ from these estimates. There can be no assurance that the provision for doubtful accounts will not have to be increased in the future as a result of further adverse market or payor conditions, unfavorable shifts in the accounts receivable aging, the impact of the February 1999 restructuring initiatives, or any impact resulting from the bankruptcy proceedings.

  The Company continues to be subject to difficulties in collecting its accounts receivable from managed care and other non-governmental payors. See "Six Months Ended December 31, 1998 Compared to the Six Months Ended December
31, 1997- Provision for doubtful accounts."   There can be no assurance that the
Company's change in collection strategy during the first quarter of fiscal 1999 will result in significant collections of old accounts receivable or that further changes in strategy will not be necessary in the future. Additionally, a continuation of the lengthening of the amount of time required to collect accounts receivable from managed care organizations or other payors or the Company's inability to decrease days net revenues outstanding will have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company's days net revenues outstanding will not increase if these payors continue to delay or deny payments to the Company for its services.

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

     Certain of the Company's Medicare cost-reimbursed nursing agencies received excess interim reimbursement from Medicare through December 31, 1998 due to (i) the Company's fiscal 1998 cost reduction initiatives (refer to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998); (ii) decreases in Medicare nursing visits (see "Results of operations - Net revenues"); and
(iii) IPS cost limit reductions effective July 1, 1998 with no corresponding reduction in the PIP amounts. Excess reimbursements also resulted from certain Intermediaries' failure to reduce the PIP amounts after the Company's agencies timely filed their quarterly PIP reports. Additionally, during the three months ended December 31, 1998, the Company received notices regarding retroactive adjustments to prior year Medicare cost reports. These excess reimbursements and cost report adjustments aggregated $8,599,000 at December 31, 1998 and are reflected as current liabilities in the accompanying unaudited condensed consolidated balance sheet. Generally the Intermediary requires excess reimbursements and retroactive cost report adjustments be offset against the PIPs within thirty days. An extended repayment period of twelve months may be granted by the Intermediary if requested by the Medicare cost-reimbursed nursing agency. Any repayment period in excess of twelve months must be approved by HCFA. The Company is repaying the excess reimbursement and cost report adjustment amounts to Medicare over three to twelve month periods as it recently received denials of its requests for extended repayment terms for these amounts beyond twelve months. The inability to obtain extended repayment terms has had a material adverse effect on the Company's cash flows. The Bankruptcy Court entered an order which provides that to the extent the automatic stay provisions of Section 362 of the Bankruptcy Code applies to the repayment of the excess interim reimbursements and cost report adjustments, the Intermediaries may be prohibited from offsetting these amounts against the Company's PIP amounts.

     Cash flows used in investing activities for the six months ended December 31, 1998 was ($916,000) as compared to ($1,990,000) for the comparable prior fiscal period. Investing activities principally included expenditures for capital expenditures and acquisitions. Expenditures for purchases of capital equipment were $646,000 and $1,345,000 for the six months ended December 31, 1998 and 1997, respectively.

     There were no acquisitions during the six months ended December 31, 1998 and 1997. During the six months ended December 31, 1997, the Company paid $372,000 in earnout consideration for certain acquisitions completed in prior periods. Amounts required to be paid in cash during fiscal 1999 as earnout consideration for non-Medicare nursing and related patient services and infusion therapy services companies acquired during prior periods approximates

$2,100,000. The Company may also be required to pay up to $2,100,000 in the form of the Company's common stock to certain former owners through fiscal 2000 if earnout targets are achieved. Pursuant to the terms of the Credit Facility, the Company is prohibited from making payments for notes payable and earnout consideration to the former owners of businesses described above. As of December 31, 1998 amounts owed to these former owners in cash aggregated $4,994,000. Certain of the former owners have commenced or threatened legal proceedings against the Company for non-payment of these amounts. See Part II - Item 3 of this Form 10-Q.

     Cash flows provided by financing activities during the six months ended December 31, 1998 were $1,770,000, comprised principally of borrowings of $3,150,000 offset by $844,000 used to repay indebtedness and $538,000 used to pay financing fees. Cash flows provided by financing activities during the six months ended December 31, 1997 were $907,000, comprised principally of borrowings under the Credit Facility of $4,000,000 offset by $3,285,000 used to repay indebtedness, with the remainder used to fund investing activities.

     Credit Facility

     Amounts outstanding under the Credit Facility aggregated $83,886,000 at December 31, 1998, which is the maximum amount of borrowings permitted under the Credit Facility. The Company was notified on November 5, 1998 by its senior lenders that an event of default had occurred under the Credit Facility primarily as a result of the Company failing to meet certain financial covenant requirements set forth in the Credit Facility as of September 30, 1998. The Company was also in default of these covenants at December 31, 1998. Additionally, during November 1998 the Company notified its lenders that it was suspending payment of interest due on amounts outstanding under the Credit Facility. Accrued and unpaid interest on amounts outstanding under the Credit Facility aggregated $1,470,000 and $2,140,000 at December 31, 1998 and January 31, 1999, respectively. As a result of the ongoing events of default under the Credit Facility, the Company classified the $83,886,000 outstanding at December 31, 1998 under the Credit Facility as a current liability in the accompanying unaudited condensed consolidated balance sheet.

     Pursuant to the terms of the Credit Facility, upon the occurrence of an event of default and upon notice to the Company, the lenders may terminate the Credit Facility and declare the entire unpaid balance of principal, interest, fees and all other amounts of indebtedness of the Company to the lenders to be immediately due and payable. In connection with the default notice, the Company was notified by its lenders that due to the existence of the event of default the $1.4 million Supplemental Temporary Loan Facility (the "Temporary Facility"), which was available through December 31, 1998 for payroll and related costs, was immediately cancelled and interest on the indebtedness outstanding under the Credit Facility was increased to the Base Rate plus the Applicable Margin (as defined by the Credit Facility). The weighted average interest rate was 9.5% at December 31, 1998. The filing of the Company's bankruptcy petitions stays the lenders from taking any action against the Company's assets to enforce their claim.

     The Company does not have the ability to repay the entire unpaid balance of principal, interest, fees and all other amounts of indebtedness due under the Credit Facility if required by the Company's lenders. See "Liquidity Issues and Bankruptcy Proceedings."

     Liquidity Issues and Bankruptcy Proceedings

     The Company is experiencing difficulties in meeting its obligations in connection with its ongoing operations due to various factors including (i) the implementation effective July 1, 1998 of the IPS which negatively impacted the Company's home nursing visit patterns and significantly decreased the Company's per-visit Medicare reimbursement; (ii) excess reimbursements and retroactive adjustments for prior period Medicare cost reports, which amounts are currently being repaid by the Company over three to twelve month periods; (iii) certain managed care and other non-governmental payors continuing to delay or deny payments to the Company for products and services delivered pursuant to provider contracts with these payors; and (iv) unreimbursed costs aggregating $6,500,000 from its Medicare cost-reimbursed nursing agencies through the six months ended December 31, 1998. The Company does not expect cash on hand, cash flows from operations or cash flows from financing of certain capital expenditures through leasing arrangements will be sufficient to allow the Company to meet its debt service obligations, working capital, capital expenditures or other cash flow requirements. As a result, on February 18, 1999 the Company and its operating subsidiaries filed voluntary petitions for reorganization with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of title 11 of the United States Code.

     The petitions will enable the Company to conduct business under protection of the Bankruptcy Code while it pursues a plan to reorganize its obligations and strengthen its financial position. However, there can be no assurance the Company will be able to successfully reorganize and continue to operate. The Company's ability to make post-petition payments with respect to priority claims and post-petition obligations will depend on its future operating performance, which will be affected by governmental regulations, prevailing economic conditions, and other factors beyond the Company's control, including unwillingness of certain vendors or other third-parties to continue to do business with the Company due to its reorganization under the Bankruptcy Code or loss of key employees during this period of reorganization. Due to the ongoing cash flow constraints, the Company began to implement a restructuring plan during February 1999 to reduce its operating expenses and focus the Company's operations on more profitable business. See "Restructuring Initiatives." In developing a long-term reorganization plan, the Company is reviewing its future capital requirements and attempting to identify its financing alternatives. As a result of the current industry environment and the Company filing for reorganization, the Company believes that financing alternatives available to it are limited. There can be no assurance that the Company's internally generated funds and funds from any financings will prove to be sufficient to fund the Company's operations. In order to obtain required funds the Company may engage in a public or private offering of debt or equity securities or a sale or merger of the Company. Such transactions would require approval of the Bankruptcy Court. There can be no assurance that the Company will undertake any such transaction, what the timing thereof would be or that the Company will be able to obtain any additional funds or complete such a transaction on terms acceptable to the Company. These or other adverse events could impact the Company's ability to continue as a going concern.

Impact of Year 2000

     The impact of Year 2000 computer problems on the Medicare and Medicaid programs, other federal or state health care programs and other third party payors could affect prompt reimbursement to the Company in the future unless and until such potential problems are corrected. The Company's major management information system software programs are vendor-supplied and are scheduled by the vendors to be Year 2000 compliant by December 31, 1999. Additionally, the Company has reviewed its management information system hardware and its rental equipment and determined that they are Year 2000 compliant. As a result, the Company expects to be Year 2000 compliant by December 31, 1999 and does not expect to incur significant costs in attaining compliance. However, there can be no assurance the Company has adequately assessed or identified all aspects of its business which may be impacted by Year 2000 issues which may arise after December 31, 1999. Additionally, there can be no assurance that vendors who supply the Company's major management information system software will adequately address and correct any and all Year 2000 issues that may arise prior to January 1, 2000. The Company has not developed a contingency plan to address how to handle Year 2000 issues which may arise if the vendors who supply the Company's major management information systems software do not meet the Year 2000 compliance deadline. As a result of the foregoing, there can be no assurance that Year 2000 computer problems which may impact the Company or its payors will not have a material adverse effect on the Company's financial condition or results of operations. Additionally, there can be no assurance that the Company will have the resources to correct any Year 2000 issues that may arise due to the impact of the Company's restructuring initiatives and bankruptcy proceedings. See "Restructuring Initiatives" and "Liquidity Issues and Bankruptcy Proceedings."

Recent Pronouncements

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 131 ("SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures in financial statements based on management's approach to segment reporting and industry requirements to report selected segment information, disclosures about products and services and major customers, on a quarterly basis. The Company will be required to adopt SFAS 131 during the last quarter of fiscal 1999. The impact of this new standard on the Company's future financial statements and disclosures has not yet been determined.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new policies and procedures for accounting for derivatives and hedging activities. The Company will be required to adopt SFAS 133 during fiscal 2000. The impact of this new standard on the Company's future financial statements and disclosures has not been determined.

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

     The status of the Company's derivative financial instruments as of June 30, 1998 is discussed in paragraph 4 of Note 5 to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998. A decrease of 5% to 10% in the three-month prevailing LIBOR rate in connection with the Company's interest rate swap agreement would not have a material adverse effect on the Company's results of operations, cash flows or financial position. There have been no significant decreases in the three-month prevailing LIBOR rate through December 31, 1998 nor any changes in the nature of the derivative instrument.

                          Part II - Other Information

Item 1.  Legal Proceedings

     As disclosed in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998, the Company and certain named officers of the Company are party to a class action lawsuit against the Company entitled Koenig v. Feldman,
                                                             ------------------
et al., which was filed on February 19, 1998 in the United States District
------
Court for the Eastern District of Pennsylvania. On January 24, 1999, the court granted, in part, a motion filed by the Company to dismiss the lawsuit; but also concluded that valid claims were stated concerning disclosure regarding possible managed care organization terminations and that a substantial writedown in the value of the Company's oxygen business would be necessary. The court also granted the plaintiffs leave to file a second amended complaint within 30 days.

     In connection with the bankruptcy proceedings, any further actions on pre-petition claims, including continuation of legal proceedings, like the aforementioned action, or entry of or execution of any judgements in any legal proceedings against the Company, generally violate the automatic stay provisions of Section 362 of the Bankruptcy Code. As a result, the ultimate disposition of these legal proceedings cannot be determined at this time.

Item 3.  Defaults Upon Senior Securities

     The Company is in default under the terms of the Credit Facility as a result of the violation of certain financial covenant requirements and interest payment defaults under the Credit Facility. Principal amounts outstanding under the Credit Facility aggregated $83,886,000 at December 31, 1998, which is the maximum amount of borrowings permitted under the Credit

Facility. Accrued and unpaid interest on amounts outstanding under the Credit facility was $2,140,000 at January 31, 1999.

     Pursuant to the terms of the Credit Facility, upon the occurrence of an event of default and notice to the Company, the lenders may terminate the Credit Facility and declare the entire unpaid balance of principal, interest, fees and all other amounts of indebtedness of the Company to the lenders to be immediately due and payable. The Company was notified by its lenders that due to the existence of the event of default the $1.4 million Temporary Facility available to the Company through December 31, 1998 was cancelled and interest on the indebtedness outstanding under the Credit Facility was increased to the Base Rate plus the Applicable Margin (as defined by the Credit Facility). The filing of the Company's bankruptcy petitions stays the lenders from taking any action against the Company's assets to enforce their claim. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility" and "-Liquidity Issues and Bankruptcy Proceedings."

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on November 19, 1998. At the meeting, shareholders elected directors. The following nominees for Class C directors, each to serve for a three year term and until his successor is duly elected and qualified, received the following votes at the meeting:

                            For          Withhold Authority
                           ---------------------------------
Bruce J. Feldman             8,176,827             437,211
Harvey Machaver              8,230,290             383,748

The term of office of each of the following directors continued after the meeting: G. Michael Bellenghi and Donald M. Gleklen.

Item 5. Other Information

     On February 18, 1999, the Company and its operating subsidiaries filed voluntary petitions for reorganization with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of title 11 of the United States Code. The Company filed the petitions to pursue a reorganization and to ensure that the Company continues its business operations without interruption as it pursues its reorganization efforts. At present, the Company is managing its businesses as debtors-in-possession under the supervision of the Bankruptcy Court.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     The exhibits filed with this report are listed in the exhibit index on page 29.

(b)  Reports on Form 8-K
     The registrant did not file a report on Form 8-K during the quarter ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOME HEALTH CORPORATION OF AMERICA, INC.



Date:   February 22, 1998
                                  /s/  David S. Geller
                                  ---------------------
                                  Chief Financial Officer
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

(a)  10.18 Lease between the Company and Swedeland Road Corporation, relating to the Company's principal executive offices.
(a)  10.19 Employment Agreement between the Company and Bruce J. Feldman. *
(i)  10.20 Employment Agreement between the Company and David S. Geller. *
     10.21 Employment Agreement between the Company and James J. Swiniuch. *
(i)  10.22 Employment Agreement between the Company and Joseph Grilli.  *
(f)  10.23 Amended and Restated 1995 Employee and Consultant Equity Plan. *
(a)  10.24 1984 Employee Stock Option Plan (Qualified and Non-Qualified), as
            amended and restated. *
(a)  10.25 Subordination Agreement, dated September 29, 1995, among CoreStates
            Bank, N.A., Summit Ventures II, L.P., Summit Investors II, L.P., Summit Subordinated Debt Fund, L.P., CoreStates Enterprise Fund and Preferred Diagnostic Services, Inc.
(a)  10.26 Asset Acquisition Agreement among the Company, Home Health
            Corporation of America, Inc. - Tampa, Preferred Diagnostic & Medical Services, Inc., Preferred Diagnostic Services, Inc., G&S Industries, Inc., and Joel M. Grossman, Jeffrey Grossman, Joseph Sterensis, Barbara Sterensis and Richard Levitt.
(g)  10.27  Amendment No. 3 to Third Amended and Restated Credit Agreement.
(h)  10.28  Amendment No. 4 to Third Amended and Restated Credit Agreement.
(i)  10.29  Amendment No. 5 to Third Amended and Restated Credit Agreement.
     11.1 Computation of basic and diluted loss per share for the three months ended December 31, 1997 and 1998.
     11.2 Computation of basic and diluted loss per share for the six months ended December 31, 1997 and 1998.
     27.1   Financial data schedule for the three months ended
             December 31, 1998.

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